Form 10-Q
period 1995-02-28
JUNO LIGHTING INC
filed 1995-04-12
CIK 723888

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.  20549

(MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        February 28, 1995
For the quarterly period ended ...........................................

                                        OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ................... to ....................

                        0-11631
Commission File Number ..........

                               JUNO LIGHTING, INC.
..........................................................................
              (Exact name of registrant as specified in its charter)

      Incorporated in Delaware                            36-2852993
..........................................................................
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      2001 South Mt. Prospect Ave., Des Plaines, Illinois   60017-5065
..........................................................................
      (Address of principal executive offices)              (Zip Code)

                               708 - 827 - 9880
..........................................................................
               (Registrant's telephone number, including area code)


..........................................................................
               (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    X
                                              Yes .....  No .....


There were 18,486,812 common shares outstanding as of March 31, 1995.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      (In Thousands)
                                              February 28,   November 30,
                ASSETS                            1995           1994
                                              (Unaudited)    (Unaudited)
                                              ----------     -----------
CURRENT ASSETS:
      Cash and cash equivalents               $     2 165    $     4 605
      Marketable securities                        57 925         53 841
      Accounts receivable, less
           allowance for possible losses
           of $798,000 and $781,000                22 292         19 673
      Inventories at lower of cost or market       19 450         18 211
      Prepaid expenses and miscellaneous            3 459          3 675
                                              -----------       ---------
                TOTAL CURRENT ASSETS              105 291        100 005
                                              -----------       ---------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $9,936,000 and $9,377,000                    31 442         31 195
                                               ----------        --------
OTHER ASSETS:
      Marketable securities                         9 803          9 861
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,511,000 and $1,432,000                4 514          4 593
      Miscellaneous                                   131            102
                                               ----------       --------
                TOTAL OTHER ASSETS                 14 448         14 556
                                               ----------       --------
                                              $   151 181    $   145 756
                                               ==========       =========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     4 606    $     3 419
      Accrued liabilities                           7 636          7 135
                                              -----------     ----------
                TOTAL CURRENT LIABILITIES          12 242         10 554
                                              -----------     ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES              8 359          8 454
                                              -----------     ----------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           outstanding 18,486,012 & 18,457,112        185            185
      Paid-in-capital                               4 135          3 922
      Cumulative marketable securities
           valuation adjustment               <       389>            -
      Cumulative loss on foreign
           currency translation               <       316>   <       273>
      Retained earnings                           126 965        122 914
                                              -----------     ------------
                TOTAL STOCKHOLDERS' EQUITY        130 580        126 748
                                              -----------     -----------
                                              $   151 181    $   145 756
                                              ===========     ============

                 (See Notes To Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                            February 28,    February 28,
                                                1995            1994
                                            (Unaudited)     (Unaudited)


NET SALES                                  $    31 502     $    27 678

COST OF SALES                                   15 944          13 490
                                           -----------     -----------
   Gross profit                                 15 558          14 188

SELLING, GENERAL AND ADMINISTRATIVE              8 009           7 496
                                           -----------      ----------
Operating income                                 7 549           6 692

OTHER INCOME                                       784             750
                                           -----------      ----------
    Income before taxes on income                8 333           7 442

TAXES ON INCOME                                  2 990           2 679
                                           -----------      ----------
NET INCOME                                 $     5 343     $     4 763
                                           ===========      ==========


NET INCOME PER COMMON SHARE                      $0.29           $0.26
                                                 =====           =====


















                 (See Notes To Consolidated Financial Statements)

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                 (In Thousands)
                                                Three Months Ended
                                                February 28, 1995
                                                   (Unaudited)

RETAINED EARNINGS, beginning of period          $   122 914

CASH DIVIDEND ($0.07 per share)                 <     1 292>

NET INCOME, three months ended
          February 28, 1995                           5 343
                                                -----------
RETAINED EARNINGS, end of period                $   126 965
                                                ===========

                        JUNO LIGHTING, INC. & SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOW


                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 28,
                                                1995           1994
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income                                $     5 343    $     4 763
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                 690            577
        Changes in assets and liabilities:
            (Increase) in accounts
              receivable                    <     2 662>   <       899>
           (Increase) in inventory          <     1 239>   <       885>
           Decrease in prepaid expense              445            110
           (Increase) in other assets       <        28>   <        45>
           Increase in accounts
              payable and accrued expenses        1 688          1 559
           (Decrease) Increase in
              deferred taxes                <        11>            21
                                            ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        4 226          5 201
                                            ------------   -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      <       859>   <       629>
  Purchases of marketable securities        <    17 941>   <     8 877>
  Sales of marketable securities                 13 297          5 767
                                            ------------   ------------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                          <     5 503>   <     3 739>
                                            ------------   ------------

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)

                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 28,
                                                1995           1994
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from exercise of stock
     options                                        213            176
  Dividend paid                             <     1 292>   <     1 103>
  Principal payments on long-term debt      <        84>   <       112>
                                            ------------   ------------
     NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                <     1 163>   <     1 039>
                                            ------------   ------------
NET (DECREASE) INCREASE IN CASH             <     2 440>           423

CASH AT BEGINNING OF PERIOD                       4 605          1 840
                                            -----------    -----------
CASH AT END OF PERIOD                       $     2 165    $     2 263
                                            ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $        77    $        88
     Income taxes                                   919            771



















                 (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                             FINANCIAL INFORMATION

       The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1994 was derived from the from the Company's audited consolidated financial statements.

       On December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the Company to record its investments in debt securities, consisting of U.S. Government and municipal bond issues, as available-for-sale at market value. Changes in market value for these securities are reported, net of tax, in a separate component of stockholders' equity until realized. Prior to adoption of SFAS No. 115, investments in debt securities were valued at the lower of aggregate amortized cost or market. As a result of adopting
SFAS No. 115, a $ 1,011,000 unrealized loss, net of tax, was charged to stockholders' equity at December 1, 1994. The adoption of this Statement had no impact on net income for the quarter ended February 28, 1995, or amounts reported in fiscal 1994.


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                       February 28,    November 30,
                                           1995            1994
                                       ------------    ------------
       Finished goods                  $     7 104     $     7 548
       Raw materials                        12 346          10 663
                                       -----------     -----------
                                       $    19 450     $    18 211
                                       ===========     ===========


NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:


                                       February 28,    February 28,
                                           1995            1994

       3 months ended                  18,563,608      18,544,503

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:

Three Months Ended February 28, 1995 Compared With Three Months
Ended February 28, 1994

           During the first quarter ended February 28, 1995, net sales increased 13.8% to $31,502,000 compared to $27,678,000 for the like period in 1994. Approximately one-third of this increase was due to improvement in the sales through Indy Lighting, Inc., the Company's wholly-owned subsidiary that manufactures commercial lighting fixtures for department stores and other retailers. The remainder of the increase is primarily attributed to sales promotions completed during the first quarter and a distributor price increase effective in February, 1995 of approximately 2.2% expressed on a weighted average basis on the company's Trac and Vector product lines. Sales through Juno's Canadian subsidiary decreased 3.8% to $1,440,000 for the quarter ended February 28, 1995, compared to $1,497,000 for the like period in 1994.

           Cost of sales as a percentage of net sales increased to 50.6% for the quarter, compared to 48.7% for the like period in 1994. Approximately one-half of the margin decrease was due to increased sales discounts from a sales promotion that occured during the first quarter with the remainder resulting from increases in employee health insurance costs for the direct labor workforce.

           Selling, general and administrative expenses as a percentage of sales decreased to 25.4% of sales, compared to 27.1% for the like period in 1994. This decrease was due primarily to the relatively fixed nature of most of these costs over the higher sales volume.

           As a result of the above factors, operating income as a percentage of sales for the quarter decreased slightly to 26.5% compared to 26.9% for the like period in 1994.


LIQUIDITY AND CAPITAL RESOURCES:

           During the three month period ended February 28, 1995, the Company generated positive net cash flow from operating activities of $4,226,000. This was comprised principally of net income, depreciation and amortization, and an increase in accounts payable ($7,721,000), net increases in accounts receivable ($2,662,000) and inventory ($1,239,000). The Company used the net cash provided from operating activities to finance capital expenditures of $859,000, increase its investment portfolio by $4,644,000 and pay dividends of $1,292,000 ($.07 per common share).

           On March 3, 1995, the Company announced the declaration of a cash dividend of 7 cents per share payable April 14, 1995, to stockholders of record on March 15, 1995. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

                          PART II - OTHER INFORMATION




Item 1. Legal Proceedings - None


Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders - None


Item 5. Other Information - None


Item 6. (a)  Exhibits - None

        (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

                                  SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JUNO LIGHTING, INC.



                          By:  George J. Bilek
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     April 14, 1995