Form 10-Q
period 1995-05-31
JUNO LIGHTING INC
filed 1995-07-14
CIK 723888

FORM 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        May 31, 1995
For the quarterly period ended ...........................................

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


There were 18,489,912 common shares outstanding as of June 30, 1995.

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (In Thousands)
                                                 May 31,     November 30,
                ASSETS                            1995           1994
                                              (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     5 536    $     4 605
      Marketable securities                        55 203         53 841
      Accounts receivable, less
           allowance for possible losses
           of $868,000 and $781,000                21 971         19 673
      Inventories at lower of cost or market       19 522         18 211
      Prepaid expenses and miscellaneous            3 971          3 675
                                               ----------     ----------
                TOTAL CURRENT ASSETS              106 203        100 005

PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $10,558,000 and $9,377,000                   31 741         31 195
                                               ----------     ----------
OTHER ASSETS:
      Marketable securities                        10 037          9 861
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,581,000 and $1,432,000                4 443          4 593
      Miscellaneous                                   131            102
                                               ----------     ----------
                TOTAL OTHER ASSETS                 14 613         14 556
                                               ----------     ----------
                                              $   152 557    $   145 756
                                               ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     3 936    $     3 419
      Accrued liabilities                           4 907          7 135
                                               ----------     ----------
                TOTAL CURRENT LIABILITIES           8 843         10 554
                                               ----------     ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES              8 214          8 454
                                               ----------     ----------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           outstanding 18,489,912 & 18,457,112        185            185
      Paid-in-capital                               4 244          3 922
      Cumulative marketable securities
           valuation adjustment                       393            -
      Cumulative loss on foreign
           currency translation               (       264)   (       273)
      Retained earnings                           130 942        122 914
                                               ----------     ----------
                TOTAL STOCKHOLDERS' EQUITY        135 500        126 748
                                               ----------     ----------
                                              $   152 557    $   145 756
                                               ==========     ==========

                 (See Notes To Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1995            1994
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    33 258     $    33 316

COST OF SALES                                    16 971          15 960
                                              ---------      ----------
    Gross profit                                 16 287          17 356

SELLING, GENERAL AND ADMINISTRATIVE               8 860           8 165
                                              ---------      ----------
    Operating income                              7 427           9 191

OTHER INCOME                                        816             655
                                              ---------      ----------
    Income before taxes on income                 8 243           9 846

TAXES ON INCOME                                   2 972           3 726
                                             ----------      ----------
NET INCOME                                  $     5 271     $     6 120
                                             ==========      ==========


NET INCOME PER COMMON SHARE                      $0.28           $0.33
                                             ==========      =========



















                 (See Notes To Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                 Six Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1995            1994
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    64 760     $    60 995

COST OF SALES                                    32 916          29 451
                                             ----------      ----------
    Gross profit                                 31 844          31 544

SELLING, GENERAL AND ADMINISTRATIVE              16 869          15 661
                                             ----------      ----------
    Operating income                             14 975          15 883

OTHER INCOME                                      1 600           1 405
                                             ----------      ----------
    Income before taxes on income                16 575          17 288

TAXES ON INCOME                                   5 961           6 405
                                             ----------      ----------
NET INCOME                                  $    10 614     $    10 883
                                             ==========      ==========


 NET INCOME PER COMMON SHARE                      $0.57           $0.59
                                             ==========      ==========



















                 (See Notes To Consolidated Financial Statements)

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Six Months Ended
                                                    May 31, 1995
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   122 914

CASH DIVIDEND ($0.14 per share)                     (     2 586)

NET INCOME, six months ended
         May 31, 1995                                    10 614
                                                     ----------
RETAINED EARNINGS, end of period                    $   130 942
                                                     ==========




































                (See Notes To Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS


                                                  (In Thousands)
                                                 Six Months Ended
                                            ---------------------------
                                              May 31,        May 31,
                                               1995           1994
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations     $   10 614     $   10 883
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization              1 441          1 153
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                    (    2 289)    (    2 825)
           (Increase) in inventory          (    1 311)    (    1 521)
           ( Increase) Decrease in prepaid
              expense                       (      296)           203
           (Increase) in other assets       (       30)    (       26)
           (Decrease) Increase in accounts
              payable and accrued expenses  (    1 632)           791
           (Decrease) Increase in
              deferred taxes                (       43)            73
                                            -----------    ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:       6 454          8 731
                                            -----------    ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (    1 838)    (    1 699)
  Purchases of marketable securities        (   27 133)    (   14 857)
  Sales of marketable securities                25 988         11 336
                                            -----------    -----------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                          (    2 983)    (    5 220)
                                            -----------    -----------










                             (Continued on Next Page)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                        _________________________________


                                                   (In Thousands)
                                                  Six Months Ended
                                            ---------------------------
                                               May 31,        May 31,
                                                1995           1994
                                            ___________    ___________
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from exercise of stock
     options                                        243            198
  Dividend paid                             (     2 586)   (     2 208)
  Principal payments on long-term debt      (       197)   (       224)
                                            ___________    ___________

     NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                (     2 540)   (     2 234)
                                            ___________    ___________

NET INCREASE IN CASH                                931          1 277

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                        4 605          1 840
                                            ___________    ___________
CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                        $     5 536    $     3 117
                                            ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $       171    $       154
     Income taxes                                 7 136          6 182














                 (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION

       The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1994 was derived from the Company's audited consolidated financial statements.

       On December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to record its investments in debt securities, consisting of U.S. Government and municipal bond issues, as available-for-sale at market value. Changes in market value for these securities are reported, net of tax, in a separate component of stockholders equity until realized. Prior to adoption of SFAS No. 115, investments in debt securities were valued at the lower of aggregate amortized cost or market. As a result of adopting SFAS No. 115, a $1,011,000 unrealized loss, net of tax, was charged to stockholders equity at December 1, 1994. The adoption of this Statement had no impact on net income for the six months ended May 31, 1995, or amounts reported in fiscal 1994.


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                          May 31,      November 30,
                                           1995            1994

       Finished goods                  $     8 241     $     7 548
       Raw materials                        11 281          10 663
                                        ----------      ----------
                                       $    19 522     $    18 211
                                        ==========      ==========

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                          May 31,         May 31,
                                           1995            1994

       3 months ended                  18,574,819      18,543,099
       6 months ended                  18,568,264      18,543,926

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS:
_____________________

Three Months Ended May 31, 1995 Compared With Three Months
__________________________________________________________
Ended May 31, 1994
__________________

           During the second quarter ended May 31, 1995, net sales decreased slightly by .2% to $33,258,000 compared to $33,316,000 for the like period in 1994. Second quarter increases resulting from sales promotions and a distributor price increase on the Company's Recessed products effective April, 1995 of 1.6% expressed on a weighted average basis, were offset by a general decline in construction activity. Sales through Juno's Canadian subsidiary decreased 8.3% to $1,589,000 for the quarter ended May 31, 1995 compared to $1,733,000 for the like period in 1994.


           Cost of sales as a percentage of net sales increased to 51.0% for the quarter, compared to 47.9% for the like period in 1994. Approximately one-third of the decrease in margin was due to increases in employee health insurance costs for the direct labor workforce, with the remainder primarily due to increases in raw material costs.

           Selling, general and administrative expenses as a percentage of sales increased to 26.6% of sales, compared to 24.5% for the like period in 1994. This increase was due primarily to general inflationary cost increases, and to a lessor extent increases in staffing, and the slight decrease in sales.

           As a result of the above factors, operating income as a percentage of sales for the quarter decreased to 22.2% of sales compared to 27.6% for the like period in 1994.


Six Months Ended May 31, 1995 Compared With Six Months
______________________________________________________
Ended May 31, 1994
__________________

           During the six month period ended May 31, 1995, net sales increased 6.2% to $64,760,000 compared to $60,995,000 for the like period in 1993. Approximately one-half of the increase was due to improvement in the sales of the Company's wholly-owned subsidiary, Indy Lighting, Inc., with the remainder attributed to sales promotions run during the first six months of 1995, and distributor price increases on the Company's Trac and Vector product lines effective February, 1995 of 2.2%., and on Recessed products effective April, 1995 of 1.6%, both expressed on a weighted average basis.


                          (Continued on Next Page)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)



          Cost of sales as a percentage of sales increased to 50.8% for the six months, as compared to 48.3% for the like period in 1994, due to the same factors cited above.

          Selling, general and administrative costs increased to 26.1% for the first six months, compared to 25.7% for the like period in 1994. This increase is also attributable to the factors cited above.



LIQUIDITY AND CAPITAL RESOURCES:
_______________________________

          During the six month period ended May 31, 1995, the Company generated positive net cash flow from operating activities of $6,454,000. This was comprised of net income, depreciation and amortization ($12,055,000), net of increases in Accounts Receivable ($2,289,000) and Inventory ($1,311,000), and decreases in Accounts Payable ($1,632,000). The Company used the net cash provided from operating activities to finance capital expenditures of $1,838,000, increase its investment portfolio by $1,145,000 and pay dividends of $2,586,000 ($.14 per common share).

          On April 25, 1995, the Company announced the declaration of a cash dividend of 8 cents per share payable July 14, 1995, to shareholders of record on June 15, 1995. This represents an increase in the quarterly dividend of $.01 cent per share. The Board of Directors intends to maintain regular quarterly dividends at the same rate.
Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

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




Dated:     July 14, 1995