Form 10-Q
period 1995-08-31
JUNO LIGHTING INC
filed 1995-10-12
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549


(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        August 31, 1995
For the quarterly period ended ...........................................

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

There were 18,505,112 common shares outstanding as of September 30, 1995.

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (In Thousands)
                                            August 31,     November 30,
                             ASSETS             1995           1994
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents               $     5 218    $     4 605
    Marketable securities, at cost
         which approximates market               59 845         53 841
    Accounts receivable, less
         allowance for possible losses
         of $900,000 and $781,000                20 902         19 673
    Inventories at lower of cost or market       19 482         18 211
    Prepaid expenses and miscellaneous            4 856          3 675
                                            -----------    -----------
              TOTAL CURRENT ASSETS              110 303        100 005
                                            -----------    -----------
PROPERTY, PLANT AND EQUIPMENT,
    less accumulated depreciation of
    $11,160,000 and $9,377,000                   32 073         31 195
                                            -----------    -----------
OTHER ASSETS:
    Marketable securities                        10 145          9 861
    Goodwill and other intangibles, net
         of accumulated amortization of
         $1,636,000 and $1,432,000                4 389          4 593
    Miscellaneous                                   127            102
                                            -----------    -----------
              TOTAL OTHER ASSETS                 14 661         14 556
                                            -----------    -----------
                                            $   157 037    $   145 756
                                            ===========    ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                        $     4 757    $     3 419
    Accrued liabilities                           5 583          7 135
                                            -----------    -----------

              TOTAL CURRENT LIABILITIES          10 340         10 554
                                            -----------    -----------

LONG-TERM DEBT & DEFERRED INCOME TAXES            8 129          8 454
                                            -----------    -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par, shares
         authorized 50,000,000;
         outstanding 18,502,512 & 18,457,112        185            185
    Paid-in-capital                               4 335          3 922
    Cumulative marketable securities
         valuation adjustment                       360            -
    Cumulative loss on foreign
         currency translation               (       150)   (       273)
    Retained earnings                           133 838        122 914
                                            -----------    -----------
              TOTAL STOCKHOLDERS' EQUITY        138 568        126 748
                                            -----------    -----------
                                            $   157 037    $   145 756
                                            ===========    ===========

             (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                             August 31,     August 31,
                                                1995           1994
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)


NET SALES                                   $    31 120    $    34 232

COST OF SALES                                    16 779         17 090
                                            -----------    -----------
    Gross profit                                 14 341         17 142

SELLING, GENERAL AND ADMINISTRATIVE               8 364          8 026
                                            -----------    -----------
    Operating income                              5 977          9 116

OTHER INCOME                                        821            707
                                            -----------    -----------
    Income before taxes on income                 6 798          9 823

TAXES ON INCOME                                   2 424          3 664
                                            -----------    -----------
NET INCOME                                  $     4 374    $     6 159
                                            ===========    ===========


NET INCOME PER COMMON SHARE                      $0.24          $0.33
























               (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Nine Months Ended
                                            --------------------------
                                             August 31,     August 31,
                                                1995           1994
                                            -----------    -----------
                                            (Unaudited)    (Unaudited)

NET SALES                                   $    95 880    $    95 227

COST OF SALES                                    49 695         46 541
                                            -----------    -----------
    Gross profit                                 46 185         48 686

SELLING, GENERAL AND ADMINISTRATIVE              25 233         23 687
                                            -----------    -----------
    Operating income                             20 952         24 999

OTHER INCOME                                      2 421          2 112
                                            -----------    -----------
    Income before taxes on income                23 373         27 111

TAXES ON INCOME                                   8 384         10 069
                                            -----------    -----------
NET INCOME                                  $    14 989    $    17 042
                                            ===========    ===========


NET INCOME PER COMMON SHARE                      $0.81          $0.92





















                (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS

                                                          (In Thousands)
                                                         Nine Months Ended
                                                          August 31, 1995
                                                         -----------------
                                                            (Unaudited)

RETAINED EARNINGS, beginning of period                      $   122 914

CASH DIVIDENDS ($0.22 per share)                            (     4 065)

NET INCOME, nine months ended August 31, 1995                    14 989
                                                            -----------
RETAINED EARNINGS, end of period                            $   133 838
                                                            ===========
























             (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS

                                                   (In Thousands)
                                                 Nine Months Ended
                                             -------------------------
                                              August 31,    August 31,
                                                 1995          1994
                                             -----------    ----------
                                             (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
     ACTIVITIES:

     Net income from continuing operations   $    14 989    $    17 042
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
            Depreciation & amortization            2 097          1 959
            Changes in assets and
            liabilities:
                (Increase) in accounts
                    receivable               (     1 106)   (     4 284)
                (Increase) in inventory      (     1 271)   (     1 395)
                (Increase) Decrease in
                    prepaid expense          (     1 181)            15
                (Increase) in other assets   (        24)   (        31)
                (Decrease) Increase in
                    accounts payable
                    and accrued expenses     (       135)         1 027
                (Decrease) Increase in
                    deferred taxes           (        23)            99
                                             ------------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        13 346         14 432
                                             ------------   -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
     ACTIVITIES:

     Capital expenditures                    (     2 772)   (     2 929)
     Purchases of marketable securities      (    38 556)   (    26 125)
     Sales of marketable securities               32 628         19 042
                                             ------------   ------------
        NET CASH (USED IN) INVESTING
            ACTIVITIES                       (     8 700)   (    10 012)
                                             ------------   ------------








                         (Continued on Next Page)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS (CONTINUED)

                                                   (In Thousands)
                                                 Nine Months Ended
                                             --------------------------
                                              August 31,    August 31,
                                                 1995          1994
                                             -----------    -----------
                                             (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
     ACTIVITIES:

     Proceeds from exercise of stock
        options                                      334            496
     Dividend paid                           (     4 065)   (     3 496)
     Principal payments on long-term debt    (       302)   (       306)
                                             ------------   ------------
        NET CASH (USED IN) PROVIDED BY
            FINANCING ACTIVITIES             (     4 033)   (     3 306)
                                             ------------   ------------
NET INCREASE IN CASH                                 613          1 114

CASH AT BEGINNING OF PERIOD                        4 605          1 840
                                             -----------    -----------
CASH AT END OF PERIOD                        $     5 218    $     2 954
                                             ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
     INFORMATION:

     Cash paid during the period for:
        Interest                             $       253    $       214
        Income taxes                               9 190          9 447



















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

       On December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires the Company to record its investments in debt securities, consisting of U.S. Government and municipal bond issues, as available-for-sale at market value. Changes in market value for these securities are reported, net of tax, in a separate component of stockholders equity until realized. Prior to adoption of SFAS No. 115, investments in debt securities were valued at the lower of aggregate amortized cost or market. As a result of adopting SFAS No. 115, a $1,011,000 unrealized loss, net of tax, was charged to stockholders equity at December 1, 1994. The adoption of this Statement had no impact on net income for the nine months ended August 31, 1995, or amounts reported in fiscal 1994.


INVENTORIES

         Inventories are summarized as follows:

                                                 (In Thousands)
                                            August 31,     November 30,
                                               1995            1994

         Finished goods                    $     7 363     $     7 548
         Raw materials                          12 119          10 663
                                           -----------     -----------
                                           $    19 482     $    18 211
                                           ===========     ===========
NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                            August 31,           August 31,
                                               1995                 1994
                                            ----------           ----------
         3 months ended                     18,569,860           18,551,900
         9 months ended                     18,568,627           18,547,051

        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                    OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:
----------------------
Three Months Ended August 31, 1995 Compared With Three Months Ended
-------------------------------------------------------------------
August 31, 1994
---------------

      During the third quarter ended August 31, 1995, net sales decreased by 9.1% to $31,120,000 compared to $34,232,000 for the like period in 1994. Sales through Juno's Canadian subsidiary decreased 1.3% to $1,884,000 for the quarter ended August 31, 1995, compared to $1,908,000 for the like period in 1994. This decrease in sales was not confined to a particular geographic territory or product line, but, in Management's opinion, is reflective of sluggish demand from certain end use markets and increasing price competition, particularly with respect to certain products. In addition, certain planned introductions of new products were delayed.

      Cost of sales as a percentage of net sales increased to 53.9% for the quarter, compared to 49.9% for the like period in 1994. Approximately one third of the decrease in margin was due to increases in raw material costs, with another one third due to underabsorbed indirect labor costs as a result of the decrease in sales, and to a lesser extent, to increases in employee health insurance costs for the direct labor force and increases in aggregate discounting to customers.

       Selling, general and administrative expenses increased $338,000 (4.2%) primarily due to general inflationary cost increases which, coupled with the decrease in sales of 9.1% mentioned above, resulted in such expenses as a percentage of sales of 26.9% in the current quarter compared to 23.5% for the like period in 1994.

       As a result of the above factors, operating income as a percentage of net sales for the quarter decreased to 19.2% of sales compared to 26.6% for the like period in 1994.

       The effective income tax rate decreased to 35.7% compared to 37.3% for the like period in 1994. This decrease was due primarily to the increase in the relationship of municipal interest income earned as a percentage of taxable income.


Nine Months Ended August 31, 1995 Compared With Nine Months Ended
-----------------------------------------------------------------
August 31, 1994
---------------
       During the nine month period ended August 31, 1995, net sales increased slightly (.7%) to $95,880,000 compared to $95,227,000 for the like period in 1994. Increased sales resulting in part from sales promotions, distributor price increases and improved sales of the company's wholly-owned subsidiary, Indy Lighting, Inc. during the first six months of fiscal 1995 were offset by the factors described above.

       Cost of sales as a percentage of sales increased to 51.8% for the nine months as compared to 48.9% for the like period in 1994 due to the same factors cited above.

       Selling, general and administrative costs increased $1,546,000 (6.5%) which coupled with the slight increase in sales previously mentioned resulted in such expenses as a percentage of sales of 26.3% for the first nine months compared to 24.9% for the like period in 1994 due to the factors cited above.

       The effective income tax rate decreased to 35.9% compared to 37.1% for the like period in 1994, due to the same factors cited above.

                         (continued on next page)

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES:

       During the nine month period ended August 31, 1995, the Company generated positive net cash flow from operating activities of $13,346,000. This was comprised of net income and depreciation and amortization ($17,086,000), net of increases in accounts receivable ($1,106,000), prepaid expenses ($1,181,000), and inventory ($1,271,000) and decreases in accounts payable ($135,000). The Company used the net cash provided from operating activities to finance capital expenditures of $2,772,000, increase its investment portfolio by $5,928,000 and pay dividends of $4,065,000
($.22 per common share.

        On September 7, 1995, the Company announced the declaration of a cash dividend of 8 cents per share payable October 16, 1995, to shareholders of record September 15, 1995. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

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


                    JUNO LIGHTING, INC.



                    By:
                       George J. Bilek, Vice President Finance
                       (Principal Financial Officer)




Dated:  October 13, 1995

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




Dated:  October 13, 1995