Form 10-K
period 1995-11-30
JUNO LIGHTING INC
filed 1996-02-26
CIK 723888

===========================================================================
                   SECURITIES AND EXCHANGE C0MMISSION

                        Washington, D.C.  20549


                                F0RM  10-K
(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the fiscal year ended November 30, 1995

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _______  to_______ .

                      Commission file number 0-11631


                           JUNO  LIGHTING,  INC.
          (Exact name of registrant as specified in its charter)


        Delaware                            36-2852993
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

  2001 South Mt. Prospect Road
  P.0. Box 5065
  Des Plaines, Illinois                     60017-5065
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code: (847) 827-9880


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                  Title of each class          on which registered

                      None                         None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share

                       Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .
                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X  No    .
                                  ---    ---
Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 1996: $283,569,504

At January 31, 1996, 18,422,112 shares of common stock were outstanding.
===========================================================================

               DOCUMENTS INCORPORATED BY REFERENCE


1.    Registrant's Proxy Statement for its 1996 Annual Meeting of
      Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

                              PART I


ITEM 1.  BUSINESS

General Development of Business
-------------------------------
     Juno Lighting, Inc. began operations in 1976 and was incorporated in Illinois. It changed its state of incorporation to Delaware in 1983. Executive offices and principal plant are located at 2001 South Mt. Prospect Road, Des Plaines, Illinois 60017-5065, a suburb of Chicago; the telephone number is
(847)827-9880. Juno also has facilities in the Los Angeles, Indianapolis, Toronto, Philadelphia, Dallas and Atlanta areas. The term "Juno" as used herein means Juno Lighting, Inc.; the term "Company" as used herein means Juno Lighting, Inc. and its subsidiaries, collectively.

     Juno is a specialist in the design, manufacture and marketing of a full line of recessed and track lighting fixtures for use in new construction and remodeling of commercial, institutional and residential buildings. Juno's principal products use incandescent and fluorescent light sources and are designed for attractive appearance, reliable and flexible function, efficient operation and simple installation and servicing. Through Indy Lighting, Inc. ("Indy"), a wholly owned subsidiary of Juno, the Company is also engaged in the marketing, design and manufacture of other incandescent and fluorescent lighting products with application in the commercial lighting market, primarily in department and chain stores. New product development is of prime importance to the Company and the Company has been innovative and responsive to its customers' needs both in the styling and technical development of its products.

     Approximately 94% of the Company's sales in fiscal 1995 were in the United States and most of the balance in Canada. The
Company's sales are made primarily to electrical distributors, as well as to certain wholesale lighting outlets.

     The Company's products are marketed primarily to distributors who resell the products for use in new residential, commercial and institutional construction and in remodeling existing structures. The Company therefore cannot determine with any precision the percentage of its revenues derived from sales of products installed in each type of building nor can it determine the percentage of its products sold for new construction as compared to remodeling. The Company's sales, like those of the lighting fixture industry in general, are partly dependent on levels of activity in new construction and remodeling. No assurances can be given that historic levels of activity will increase or be maintained.

Products
--------
     The Company produces numerous fixtures and related equipment of both contemporary and traditional design, most of which are available in a variety of styles, sizes and finishes. Some styles differ from others only in size, light source capacity or other minor modifications. Some fixtures which Juno produces are designed to be installed in recesses in ceilings, while others are designed to be mounted on electrified tracks affixed to ceilings or walls.

     Each recessed fixture is composed of a housing and a trim. Housings may be fitted with a variety of trims offering a wide choice of diffusers, lenses and louvers to satisfy different optical requirements. Recessed fixtures are generally used for down-lighting, but by special frames they also may be used for wall-washing and spot lighting. Juno has designed recessed lighting fixtures, sold under the Sloped Ceiling Down-Lights name, that provide lighting perpendicular to a floor from a sloped ceiling. Juno also produces a series of recessed lighting fixtures sold under the name of Air-Loc which are designed to restrict the passage of air into and out of a residence through the fixture to minimize energy loss.

     Juno's principal track lighting system, sold under the Trac-Master name, is made up of an electrified extruded aluminum channel (called the track) and a wide variety of spot lights that may be connected at any point on the track. The spot lights are available in different geometric styles, light source sizes and finishes. Juno also has a line of track lighting produced under the name of Vector by Juno to complement its line of products under the Trac-Master name. This line is a lower priced but high quality line of products that lack some of the features of Trac-Master.

     Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. Juno also produces a system that allows each track light to be controlled by either of two switches and a series of miniature low voltage halogen track lights that provides higher lumens per watt than standard incandescent light sources.

     Indy produces a wide variety of commercial lighting fixture products for use primarily in department and chain stores. These products use incandescent, fluorescent, high intensity discharge and compact fluorescent light sources to provide specialty and general purpose lighting.

     The Company's "Danalite" division produces low voltage halogen and fluorescent linear strip lighting fixtures in custom and standard lengths. The products are made utilizing aluminum extruded channels in various finishes for use in merchandise showcases, cove lighting and a variety of display applications. These products primarily utilize miniature 12 volt halogen light sources with hinged sockets so that the process of changing the light source can be done easily.

     The Company believes its innovations in simplifying installation and improving the function of track and recessed lighting products have served to increase demand for its products.

     Registered trademarks of the Company consist of the following:
Juno, Indy, Trac-Master, Real Nail, Air-Loc, and Vector by Juno.


Production
----------
     Substantially all of the Company's products are designed and engineered by its staff. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. Nevertheless, the Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines plant and at Indy's Indianapolis assembly facilities, but some such work is also done at Juno's Toronto area warehouse.

     The Company believes that utilization of sub-contractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available.

     The Company spent approximately $3,685,000, $3,119,000 and
$2,625,000 on research, development and testing of new products and development of related tooling in fiscal 1995, 1994 and 1993, respectively.

Sales and Distribution
----------------------
     The Company sells directly to distributors of lighting products, located throughout the United States and in Canada. Each of Juno's distributors maintains its own inventory of Juno products and in turn, sells to electrical contractors and builders, and in some cases, also sells at the retail level. Sales to distributors are made through the Company's own staff of sales managers and salesmen and also through manufacturers' agents who sell other electrical products of a non-competitive character. The Company also seeks to have its products specified by architects, engineers and contractors for large commercial and institutional projects with actual sales made through the Company's distributors. The Company also sells to certain wholesale lighting outlets and national accounts.

     Inventories of all items Juno produces are maintained at the Des Plaines plant and substantially all items in the Company's warehouses in the Atlanta, Dallas, Los Angeles, Philadelphia and Toronto areas. Inventories of Indy's products are maintained at Indy's Indianapolis facilities. Most orders are shipped from stock inventory within 48 hours of receipt.

     Indy sells its products primarily to the commercial construction industry. Indy's products are generally shipped from the factory directly to the job site.

     The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 5% of sales in fiscal 1995.

Competition
-----------
     There are no published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that Juno's sales place Juno among the five highest-selling manufacturers of track and recessed lighting products in the United States, but that two competitors have substantially larger sales. The Company estimates that there are more than fifty manufacturers of competing track and recessed lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent lighting, high intensity discharge lighting and decorative lighting. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies which have substantially greater resources than the Company.

     There is wide price variance in competitive products and the Company believes that Juno's line can be described as moderately priced in order to be attractive to the high-volume commercial and residential markets. However, lighting fixtures are often purchased in small quantities and, as a result, product features may be more important to a purchaser in small quantities than cost. The Company believes that its growth has been attributable principally to the design and construction of its products, the quality of its sales force and its reputation for rapid delivery and service.

     Although the Company believes that it holds certain valuable patents, the Company does not believe that any one patent is material to its business, taken as a whole.

Employees
---------
     The Company employs approximately 920 persons. Most of the Company's factory employees are represented by one of two unions.
The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 1999 and September 1998, respectively. The Company had a two day work stoppage at its Des Plaines location in September 1995.

ITEM 2.  PROPERTIES
-------------------
     The Company's executive offices and principal plant and warehouse facilities are located in Des Plaines, Illinois in buildings containing approximately 350,000 square feet of space.
In March 1993, the Company purchased an approximately 33 acre site in Des Plaines, Illinois for approximately $5,100,000. This site will be the location of a new factory and corporate office facility (of approximately 525,000 square feet) to replace its current Des Plaines, Illinois facility. The Company is in the process of re-evaluating various aspects of the project in order to assure that the cost of the project meets expectations. The
Company currently anticipates completing construction sometime in the second half of fiscal 1997. Although the Company has not entered into a contract or approved a final plan and therefore no assurances can be given, the Company estimates that the construction cost of the building will range between $19.0 and $22.0 million. When the new facility is occupied, the Company plans to sell the three buildings (350,000 square feet) it currently occupies in Des Plaines, Illinois. Juno owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 92,000 square feet of floor space.
These warehouse leases call for an aggregate annual rental of approximately $314,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.


Executive Officers Of The Registrant
------------------------------------
     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 1996:


Name                       Age     Positions Held
-----                      ---     --------------
Robert S. Fremont           71     Chairman of the Board,
                                   Chief Executive Officer and Director
Ronel W. Giedt              57     President and Chief Operating Officer
Glenn R. Bordfeld           49     Vice President, Sales
Thomas W. Tomsovic          54     Vice President, Operations and
                                   Director
George J. Bilek             41     Vice President, Finance and Treasurer
Charles F. Huber            54     Vice President, Corporate Development

     There are no family relationships among the above officers, nor an arrangement or understanding between any officer and any other person pursuant to which the officer was elected. None of the officers has been involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K. All officers were last elected to their present positions with Juno on April 25, 1995. The term of each officer of Juno expires at the meeting of the Board of Directors on the date of the 1996 Annual Meeting of the Stockholders.

     ROBERT S. FREMONT founded the Company in 1976, has been a Director since 1976 and was its President through November 30, 1994. Mr. Fremont has been Chairman of the Board and Chief Executive Officer since December 1, 1994. Mr. Fremont was Treasurer of the Company from 1976 to April, 1990.

     RONEL W. GIEDT served as President of Indy Lighting, the Company's wholly-owned subsidiary, from 1988 to November 30, 1994. Mr. Giedt has served as President and Chief Operating Officer of the Company since December 1, 1994. Mr. Giedt has been a Director since 1991.

     GLENN R. BORDFELD has been Vice President, Sales since July, 1991. He was employed by the Company as its National Sales Manager from November, 1988 to July, 1991; its Assistant Sales Manager from November, 1985 to November, 1988 and its Advertising Manager from November, 1982 to November, 1985.

     THOMAS W. TOMSOVIC has been employed by the Company since its founding in 1976. He was elected Vice President, Manufacturing in July, 1983 and Vice President, Operations in
June, 1986.  Mr. Tomsovic has been a Director since June, 1986.

     GEORGE J. BILEK has been Vice President, Finance and
Treasurer since April, 1990. He was employed by the Company as its Comptroller from September, 1985 to April, 1990.

     CHARLES F. HUBER has been Vice President, Corporate Development since December, 1992. From January, 1989 to December, 1992 he was employed by the Company as the Director of Corporate Development. From October, 1984 to January, 1989 he was employed by Reliance Electric, Inc., a manufacturer and distributor of electrical products, as its Vice President and General Manager.

                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Common Stock and Dividend Information

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the NASDAQ National Market System.

As of January 31, 1996 there were 337 holders of record of Common Stock, at least 300 of which own 100 or more shares.


                           FISCAL 1995                      FISCAL 1994

                                      DIVIDENDS                      DIVIDENDS
                   HIGH      LOW      PER SHARE      HIGH     LOW    PER SHARE
                   ----      ---      ---------      ----     ---    ---------

FIRST QUARTER     20-3/4    16-1/4        $.07         21    18-3/4     $.06

SECOND QUARTER        21    17-3/8         .07         20    17-1/2      .06

THIRD QUARTER     18-1/4    15-3/4         .08     20-3/4    17-3/4      .07

FOURTH QUARTER    17-3/4        14         .08     19-1/4    17-1/2      .07

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                    FINANCIAL HIGHLIGHTS
                           (in thousands except per share amounts)

Year ended November 30,       1995      1994      1993       1992      1991
                              ----      ----      ----       ----      ----

Net Sales                   $126,364  $126,777  $109,098   $ 96,633  $ 79,538

Gross Profit                $ 61,279  $ 65,549  $ 55,861   $ 47,656  $ 39,358

Net income                  $ 19,974  $ 22,907  $ 18,213   $ 15,321  $ 12,773

Percent of net income
to net sales                    15.8%     18.1%     16.7%      15.9%     16.1%

Net income per common
share                          $1.08     $1.23      $.98       $.83      $.69

Cash dividends per common
share                           $.30      $.26      $.22       $.17      $.14

Total Assets                $160,089  $145,756  $126,266   $111,278  $ 93,435

Long - Term Debt            $  5,976  $  6,404  $  6,856   $  7,304  $  3,747

Stockholders' Equity        $141,368  $126,748  $107,977   $ 93,832  $ 81,841

Stockholders' Equity per
common share                   $7.66     $6.87     $5.87      $5.11     $4.46

Working Capital             $102,294  $ 89,451  $ 72,964   $ 67,165  $ 57,203

Current Ratio              10.6 to 1  9.5 to 1  8.8 to 1   8.8 to 1  9.9 to 1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
             ------------------------------------

RESULTS OF OPERATIONS
---------------------
FISCAL 1995 COMPARED TO FISCAL 1994. For the fiscal year ended November 30, 1995, net sales decreased approximately $413,000 to $126,364,000 from $126,777,000 for the like period in 1994. In Management's opinion, increased sales from sales promotions in the first half of the year, distributor price increases and improved sales of the Company's wholly owned subsidiary, Indy Lighting, Inc. were offset by sluggish demand from certain end use markets in the second half of the year, increased price competition and delays in the planned introduction of certain new products. Sales through Juno's Canadian subsidiary decreased .5% to $7,032,000 for the year ended November 30, 1995 compared to $7,069,000 for the like period in 1994.

   Gross profit expressed as a percentage of sales decreased to 48.5% in fiscal 1995 compared to 51.7% in fiscal 1994. Approximately one third of the decrease in margin was due to increases in raw material costs, approximately one fourth was due to underabsorbed indirect labor costs resulting from flat sales, with the remainder due, to a lesser extent, to sales discounting to customers and increases in employee health insurance costs for the direct labor work force.

   Selling, general and administrative expenses as a percentage of sales increased to 26.6% in fiscal 1995 compared to 25.2% in fiscal 1994 due primarily to increases in salaries and benefits. These increases in staffing were necessary to support expected growth in current and future business and to improve performance in critical operating areas such as marketing and sales training.

   The effective income tax rate for fiscal 1995 decreased to 35.4% compared to 37.0% for fiscal 1994. Since the Company's investment portfolio consists largely of municipal bonds, the interest earned is substantially tax exempt. Therefore, in periods when operating earnings are down compared to prior years, the relationship of tax exempt income to total income increases thus producing a lower effective income tax rate.


FISCAL 1994 COMPARED TO FISCAL 1993. For the fiscal year ended November 30, 1994, net sales increased approximately $17,679,000 or 16.2% to $126,777,000 from $109,098,000 for the like period in 1993. Approximately 43% of this increase was attributable to improvement in the sales through Indy Lighting, Inc., the Company's wholly owned subsidiary that manufactures lighting products with applications in the commercial lighting market, primarily department and chain store markets, which the Company believes have experienced relatively high levels of construction and remodeling in fiscal 1994 as compared to prior periods. Approximately 28% of the increase resulted from a positive response to new products introduced during fiscal 1994 with the remainder due primarily to the distributor price increase of approximately 4.3% expressed on a weighted average basis on all of Juno's product lines effective in February of 1994. Sales through Juno's Canadian subsidiary increased 2.1% to $7,069,000 for the year ended November 30, 1994, compared to $6,922,000 for the like period in 1993.

   Gross profit expressed as a percentage of sales increased slightly to 51.7% in fiscal 1994 compared to 51.2% due primarily to efficiencies resulting from increased automation in the production process.

   Selling expenses as a percentage of sales decreased to 15.9% compared to 17.0% in fiscal 1993. This decrease was due principally to the relatively fixed nature of most of these costs over the higher sales volume. General and administrative expenses as a percentage of sales decreased to 9.2% in fiscal 1994 from 10.1% in fiscal 1993 primarily because of the improved sales volume. As a result of the above factors, operating income increased to 26.5% of net sales during fiscal 1994 from 24.1% in fiscal 1993.

   The effective income tax rate for fiscal 1994 increased to 37.0% compared to 36.0% for fiscal 1993. This increase was due primarily to the decrease in the relationship of municipal interest income earned as a percentage of taxable income.

INFLATION   While management believes it has generally been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, no assurances can be given as to the Company's future success in limiting material price increases or that it will be able to fully reflect any material price increases in the prices it charges its customers or fully offset such price increases through improved efficiencies.

FINANCIAL CONDITION
FISCAL 1995 The Company generated positive cash flow from operating activities of $20,166,000 comprised principally of net income, depreciation and amortization, and an increase in accounts payable (collectively aggregating $23,469,000), net of increases in inventory ($1,372,000) and prepaid expenses ($1,727,000). In order to maintain the Company's commitment to prompt delivery of product to its customers, inventory increased by 7.5% compared to 1994 levels. Prepaid expenses increased 37.1% due primarily to expenditures for product catalogs and sales literature associated with new product introductions for 1996. The Company used the net cash provided from operating activities to finance capital expenditures of $3,708,000, increase its investment portfolio by $7,933,000, repurchase 67,500 shares of its outstanding common stock ($1,034,000) and pay dividends of $5,546,000, which reflected an increase in the quarterly dividend rate to $.08 per share for the third and fourth quarters of the year from $.07 per share for the first and second quarters of the year.

   On November 1, 1995 the Board of Directors authorized the purchase by the Company of up to 1,000,000 shares of its outstanding common stock. The authorization is effective for a 12-month period.

   The following sentences are forward-looking statements regarding the Company's completion of its proposed new factory and corporate office facility in Des Plaines, Illinois and are accompanied by the cautionary language set forth below.

   Due to general delays in the design phase of the Company's proposed new factory and corporate office facility in Des Plaines, Illinois, the Company currently anticipates completing construction in the second half of 1997. Although the Company has not entered into a contract or approved a final plan and therefore no assurances can be given, the Company estimates that the construction cost of the building will range between $19.0 and $22.0 million. The new facility will be financed out of existing corporate funds.

   The preceding forward-looking statements involve risks and uncertainties including variations in project cost and timing inherent in commercial construction projects. Accordingly, no assurance can be given that the estimated time table or actual costs for completion of the facility will not differ materially from such estimates. The Company has no obligation to update these forward-looking statements.

FISCAL 1994 The Company generated positive cash flow from operating activities of $22,902,000 comprised principally of net income, depreciation and amortization, and an increase in accrued liabilities (collectively aggregating $27,114,000), net of increases in accounts receivable ($2,640,000) and inventory ($2,188,000). Accounts receivable increased 13.6% in support of the higher sales levels compared to fiscal 1993. In order to generate higher sales volumes and to maintain the Company's commitment to prompt delivery of product to its customers, inventory increased by 13.7% compared to 1993 levels. The Company used the net cash provided from operating activities to finance capital expenditures of $4,416,000, increase its investment portfolio by $11,023,000 and pay dividends of $4,788,000, which reflected an increase in the quarterly dividend rate to $.07 per share for the third and fourth quarters of the year from $.06 per share for the first and second quarters of the year.

   In September 1994, the Company completed construction of a 47,000 square foot distribution facility near Toronto, Canada to replace its 25,000 square foot leased facility. The construction cost of the building was $1,704,000 U.S. and was financed out of existing corporate funds.

FISCAL 1993 During the year ended November 30, 1993 the Company generated positive cash flow from operating activities of $16,374,000, comprised principally of net income plus depreciation and amortization ($20,411,000) net of increases in accounts receivable ($1,867,000) and inventory ($2,750,000). Accounts receivable increased 11.2% which is at a rate closely correlated to the increase in sales volume. Inventory increased 20.7% in order for the Company to meet its commitment of prompt delivery of product to its customers. The Company used the net cash provided from operating activities to finance $10,051,000 of capital expenditures during the year. Included in this amount were the following projects:

   (1) In March, 1993, the Company purchased an approximately 33 acre site in Des Plaines, Illinois for approximately $5,100,000. This site will be the location of a new factory and corporate office facility (of approximately 525,000 square feet) to replace its current Des Plaines, Illinois facility. In June, 1993, the Company completed the process of demolishing a 130,000 square foot building on the site at a cost of approximately $250,000. When the new facility is occupied, the Company plans to sell the three buildings (350,000 square feet) it currently occupies in Des Plaines, Illinois.

   (2) In May, 1993, the Company purchased 4 acres of land near Toronto, Canada at a cost of approximately $665,000 U.S.

   (3) In August, 1993, the Company completed construction of a 44,700 square foot distribution facility near Atlanta, Georgia to replace its 24,000 square foot leased facility. The construction cost of the building was $942,000.

   During the year, the Company paid dividends of $4,044,000 which reflects an increase in the quarterly dividend rate to $.06 per share for the third and fourth quarters of the year from $.05 per share for the first and second quarters of the year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA       Page
----------------------------------------------------      ------

Index to Financial Statements

Financial Statements:

   Report of Independent Accountants                       16

   Consolidated Statements of Income for the
      three years ended November 30, 1995                  17

   Consolidated Balance Sheets at November 30,
      1995 and 1994                                        18-19

   Consolidated Statements of Stockholders'
      Equity for the three years ended
      November 30, 1995                                    20

   Consolidated Statements of Cash Flows for the
      three years ended November 30, 1995                  21

   Notes to Consolidated Financial Statements              22-28


Financial Statement Schedule:
   For the three years ended November 30, 1995
      Valuation and Qualifying Accounts                    38

                              Report of Independent Accountants
                              ---------------------------------



To the Board of Directors and
  Stockholders of Juno Lighting, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP
Chicago, Illinois
January 16, 1996

CONSOLIDATED STATEMENTS OF INCOME

                                               (In thousands except per share data)

Year ended November 30,                            1995         1994        1993
Net Sales                                        $126,364     $126,777     $109,098
Cost of sales                                      65,085       61,228       53,237
                                                 --------     --------     --------
Gross profit                                       61,279       65,549       55,861

Selling, General and Administrative                33,634       31,895       29,616
                                                 --------     --------     --------
Operating income                                   27,645       33,654       26,245
                                                 --------     --------     --------
Other income (expense):
     Interest expense                                (374)        (320)        (306)
     Interest and dividend income                   3,633        2,983        2,695
     Miscellaneous                                     10           49         (161)
                                                 --------     --------     --------
         Total other income                         3,269        2,712        2,228
                                                 --------     --------     --------
Income before taxes on income                      30,914       36,366       28,473
Taxes on income                                    10,940       13,459       10,260
                                                 --------     --------     --------
Net income                                        $19,974      $22,907      $18,213
                                                 ========     ========     ========
Net income per common share                       $  1.08      $  1.23      $   .98

Average number of common shares outstanding    18,563,341   18,549,662   18,530,215

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
                                                          (in thousands)

November 30,                                              1995        1994
------------                                           ---------    --------
Assets
Current:
    Cash                                                   6,519       4,605
    Marketable securities                                 62,315      53,841
    Accounts receivable, less allowance for doubtful      19,455      19,673
        accounts of $854,000 and $781,000
    Inventories                                           19,583      18,211
    Prepaid expenses and miscellaneous                     5,037       3,675
                                                        --------    --------
       Total current asset                               112,909     100,005
                                                        --------    --------
Property and equipment:
    Land                                                   8,719       8,719
    Building and improvements                             20,971      20,712
    Tools and dies                                         4,866       4,076
    Machinery and equipment                                4,584       3,694
    Computer equipment                                     1,158         942
    Office furniture and equipment                         1,620       1,482
    Construction-in-process                                2,185         947
                                                        --------    --------
                                                          44,103      40,572
    Less accumulated depreciation                        (11,727)    ( 9,377)
                                                        --------    --------
        Net property and equipment                        32,376      31,195
                                                        --------    --------
Other assets:
    Marketable securities                                 10,347       9,861
     Goodwill and other intangibles,
         net of accumulated amortization of
         $1,690,000 and $1,432,000                         4,335       4,593
     Miscellaneous                                           122         102
                                                        --------    --------
         Total other assets                               14,804      14,556
                                                        --------    --------
Total assets                                            $160,089    $145,756
                                                        ========    ========

                                                            (in thousands)
November 30,                                               1995        1994
------------                                            --------    --------
Liabilities
Current:
     Accounts payable                                   $  4,129    $  3,419
     Accrued liabilities                                   6,028       6,682
     Current maturities of long-term debt                    458         453
                                                        --------    --------
         Total current liabilities                        10,615      10,554
                                                        --------    --------
Long-term debt, less current maturities                    5,976       6,404
                                                        --------    --------
Deferred income taxes payable                              2,130       2,050
                                                        --------    --------
Commitments
Stockholders' Equity
    Common stock, $.01 par value; 50,000,000 shares
         authorized, 18,511,112 and 18,457,112
         shares issued.                                      185         185
    Paid-in capital                                        4,415       3,922
    Cumulative marketable securities valuation
        adjustment                                           661         -
    Cumulative (loss) on foreign currency translation       (201)       (273)
    Retained earnings                                    137,342     122,914
                                                        --------    --------
                                                         142,402     126,748

Less: Treasury stock, at cost; 67,500 shares              (1,034)        -
                                                        --------    --------
        Total stockholders' equity                       141,368     126,748
                                                        --------    --------
Total liabilities and stockholders' equity              $160,089    $145,756
                                                        ========    ========
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                         (in thousands)


Years ended November 30,
1993, 1994 and 1995                                     Cumulative     Cumulative
                                                        Marketable     Gain (Loss)
                                     Common Stock       Securities     on Foreign
                                   Amount    Paid-In     Valuation      Currency        Retained   Treasury
                                  $.01 PAR   Capital     Adjustment    Translation      Earnings     Stock      Total
                                  --------   -------    -----------    ------------    ----------  --------   --------
Balance, December 1, 1992           $184      $3,105        $  -          $  (83)       $90,626     $ -       $93,832
   Exercise of stock options                      67           -              -             -         -            67
   Net income for 1993                -           -            -              -          18,213       -        18,213
   (Loss) on foreign currency
     translation                      -           -            -             (91)            -        -           (91)
   Cash dividend
   ($0.22 per share)                  -           -            -               -         (4,044)      -        (4,044)
                                  --------   -------    ----------    -----------      ----------  --------   --------
Balance, November 30, 1993           184       3,172           -            (174)       104,795       -       107,977
   Exercise of stock options           1         542           -              -              -        -           543
   Tax benefit of stock options
      exercised                        -         208           -              -              -        -           208
   Net income for 1994                 -          -            -              -          22,907       -        22,907
   (Loss) on foreign currency
      translation                      -          -            -             (99)            -        -           (99)
   Cash dividend ($0.26 per share)     -          -            -              -          (4,788)      -        (4,788)
                                  --------   -------    ----------    -----------      ----------  --------   --------
Balance, November 30, 1994           185       3,922           -            (273)       122,914       -       126,748
   Effect of SFAS 115
     Adoption                         -           -        (1,011)            -              -        -        (1,011)
   Treasury Stock purchased           -           -            -              -              -     (1,034)     (1,034)
   Exercise of stock options          -          397           -              -              -        -           397
   Tax benefit of stock
     options exercised                -           96           -              -              -        -            96
   Net income for 1995                -           -            -              -          19,974       -        19,974
   Gain on foreign currency
     translation                      -           -            -              72             -        -            72
   Cash dividend ($0.30 per share)    -           -            -              -          (5,546)      -        (5,546)
   Change in unrealized
     holding gains                    -           -         1,672             -              -        -         1,672
                                  --------   -------    ----------     ----------      ----------  --------  ---------
Balance, November 30, 1995          $185      $4,415        $ 661          $(201)      $137,342   $(1,034)   $141,368
                                  ========   =======    ==========     ==========      ========== =========  =========
See notes to financial statements.


                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                         (in thousands)

Year ended November 30,                              1995      1994      1993
                                                   -------   -------   -------
Net income                                         $19,974   $22,907   $18,213
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   2,785     3,211     2,198
     Increase in allowance for doubtful accounts        73       185        33
     Deferred income taxes                              79      (121)     (118)
     Changes in assets and liabilities:
         Decrease (increase) in accounts receivable    215    (2,640)   (1,867)
         (Increase) in inventory                    (1,372)   (2,188)   (2,750)
         (Increase) decrease in prepaid expenses    (1,727)      197        48
         (Increase) decrease in other assets           (19)       (8)       33
         Increase (decrease) in accounts payable       710       363      (810)
         (Decrease) increase in accrued liabilities   (552)      996     1,394
                                                   -------   -------   -------
Net cash provided by operating activities           20,166    22,902    16,374
                                                   -------   -------   -------
Cash flows provided by (used in) investing activities:
   Purchases of marketable securities              (47,741)  (44,841)  (53,648)
   Proceeds from sales of marketable securities     39,808    33,818    53,427
   Capital expenditures                             (3,708)   (4,416)  (10,051)
                                                   --------  --------  --------
Net cash used in investing activities              (11,641)  (15,439)  (10,272)
                                                   --------  --------  --------
Cash flows provided by (used in) financing activities:
   Principal payments on long-term debt               (428)     (453)     (448)
   Purchase of Treasury Stock                       (1,034)        -         -
   Dividends paid                                   (5,546)   (4,788)   (4,044)
   Proceeds from exercise of stock options             397       543        67
                                                   --------   -------   -------
Net cash (used in) financing activities             (6,611)   (4,698)   (4,425)
                                                   --------   -------   -------
Net increase in cash                                 1,914     2,765     1,677
Cash at beginning of year                            4,605     1,840       163
                                                  --------   -------   --------
Cash at end of year                               $  6,519   $ 4,605   $ 1,840
                                                  ========   =======   ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                     $    360   $   319   $   294
     Income Taxes                                 $ 11,670   $13,081   $10,884
                                                  ========   =======   =======

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS            Juno Lighting, Inc.

Summary of Significant Accounting Policies

NATURE OF THE BUSINESS Juno Lighting, Inc. (the "Company") is a specialist in the design, manufacture and marketing of track and recessed lighting fixtures for commercial and residential use primarily in the United States.

PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

PERVASIVENESS OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MARKETABLE SECURITIES At November 30, 1994, current and non-current securities were carried at amortized cost. On December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities."
Consistent with the provisions of SFAS 115, the Company has classified its current and non-current securities as available-for-sale and reported them at their estimated market values, which have been determined based upon published market quotes. Unrealized gains and losses relating to available-for-sale securities are considered to be temporary and therefore are excluded from earnings and recorded as a separate component of stockholders' equity until realized. Realized gains and losses on sales of marketable securities are computed using the specific identification method.

INVENTORIES Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 1995 and 1994 amounted to approximately $2,527,000 and $2,894,000 respectively.

Useful lives for property and equipment are as follows:

Buildings and improvements              20 - 40 years
Tools and dies                                5 years
Machinery and equipment                       7 years
Computer equipment                            5 years
Office furniture and equipment                5 years


GOODWILL Goodwill is amortized using the straight-line method over a forty year period.

INCOME TAXES The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

RESEARCH AND DEVELOPMENT The Company spent approximately $3,685,000, $3,119,000 and $2,625,000 on research, development and testing of new products and development of related tooling in fiscal 1995, 1994 and 1993 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS At November 30, 1995, the Company's marketable securities are recorded at market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

FOREIGN CURRENCY TRANSLATION The financial statements of the Company's Canadian subsidiary have been translated in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation."

EARNINGS PER SHARE Earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Share and per share information have been adjusted for all stock splits.


NEW ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which establishes a new standard for accounting for the impairment of long-lived assets and certain identifiable intangibles. This Statement is effective for the Company in fiscal year 1997. Management does not believe that the adoption of SFAS 121 will be material to the Company's financial position or results of operations.

The FASB has also issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes an alternative to the Company's current accounting for compensation associated with stock issued to employees. This Statement is effective for the Company in fiscal year 1997. Management does not intend to adopt the alternative methods of measuring compensation expense related to stock options allowed by SFAS No. 123. Accordingly, adoption of this Statement will only require the Company to include additional footnote disclosure in its financial statements relevant to stock based compensation.

MARKETABLE SECURITES Marketable securities consist principally of tax exempt municipal bonds. The aggregate market value of such securities totalled approximately $62,098,000 at November 30, 1994. Net realized gains in 1994 and 1993 were not significant. The amortized cost of available-for-sale securities approximated the estimated market value of such securities at November 30, 1995; gross unrealized holding gains and losses were not significant.
The estimated market value of available-for-sale securities at November 30, 1995, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay certain of these securities.
                                               (in thousands)
         Maturity                               Market Value
         --------                               ------------
         Within one year                          $19,368
         After one through ten years               40,679
         Over ten years                             7,112
         Not due at a single maturity date          5,503
                                                  -------
                                                  $72,662
                                                  =======

Gross realized gains and losses on sales were not material.


INVENTORIES
Inventories consist of the following:

                                                             (in thousands)

November 30,                                                1995      1994
------------                                              -------   -------
Finished goods                                            $ 7,280   $ 7,548
Raw materials                                              12,303    10,663
                                                          -------   -------
Total                                                     $19,583   $18,211
                                                          =======   =======

Work in process inventories are not significant in amount and are included in finished goods.

ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                             (in thousands)

November 30,                                                1995      1994
                                                          -------   -------
Compensation and benefits                                 $ 2,797   $ 2,877
Current income taxes                                          715     1,343
Promotional programs                                        1,103     1,127
Real estate taxes                                             931       844
Commissions                                                   318       402
Other                                                         164        89
                                                          -------   -------
Total                                                     $ 6,028   $ 6,682
                                                          =======   =======

LONG-TERM DEBT
Long-term debt consists of the following:

                                                             (in thousands)

November 30,                                                 1995      1994
                                                            -------   -------
Industrial Development Revenue
   Bond, payable $17,708 per month plus interest
   at 65% of prime through December 1996, and a final
   payment of approximately $1,270,000 in January 1997.     $ 1,505   $ 1,700

Industrial Development Revenue
   Bond, payable $11,667 per month plus interest at 67%
   of prime through July 2004.                                1,214     1,342

Industrial Development Revenue
   Bond, payable in escalating installments through December
   2016, plus interest at a variable rate, generally
   approximating 67% of prime.                                3,715     3,815
                                                            -------   -------
                                                            $ 6,434   $ 6,857
Less current maturities                                         458       453
                                                            -------   -------
Total long-term debt                                        $ 5,976   $ 6,404
                                                            =======   =======

The aforementioned bonds are collateralized by certain land, buildings, and machinery and equipment. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows:

1996 - $458,000; 1997 - $1,525,000; 1998 - $255,000; 1999 - $260,000;
2000 - $265,000

TAXES ON INCOME
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                             (in thousands)

November 30,                                         1995      1994      1993
                                                   -------   -------   -------
Current:
   Federal                                         $ 9,086   $11,207   $ 8,566
   State                                             1,982     2,373     1,812
                                                   -------   -------   -------
                                                    11,068    13,580    10,378
                                                   -------   -------   -------
Deferred:
   Federal                                            (118)     (103)     (105)
   State                                               (10)      (18)      (13)
                                                   -------   -------   -------
                                                      (128)     (121)     (118)
                                                   -------   -------   -------
Total taxes on income                              $10,940   $13,459   $10,260
                                                   =======   =======   =======

Deferred tax assets (liabilities) are comprised of the following:

                                                                (in thousands)

November 30,                                                 1995      1994
                                                           ------    ------
Reserves for doubtful accounts                             $  319    $  280
Inventory costs capitalized for tax purposes                  412       384
Compensation and benefits                                     581       452
Accrued advertising                                           100        90
                                                          -------   -------
   Deferred tax assets                                      1,412     1,206
                                                          -------   -------
Depreciation                                               (1,808)   (1,922)
Prepaid health and welfare costs                             (240)     (240)
Basis difference of acquired assets                          (114)     (128)
Real estate taxes                                            (204)        -
Unrealized holding gains                                     (366)        -
                                                          -------   -------
   Deferred tax liabilities                                (2,732)   (2,290)
                                                          -------   -------
Net deferred tax liability                                $(1,320)  $(1,084)
                                                          =======   =======

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:


November 30,                                        1995      1994      1993
                                                    ----      ----      ----
Income taxes at statutory rate                      35.0%     35.0%     34.9%
Dividend exclusion and municipal interest           (3.8)     (2.8)     (3.2)
State and local taxes, net of federal income
   tax benefit                                       4.1       4.3       4.1
Other                                                 .1        .5        .2
                                                    ----     -----      ----
Effective tax rate                                  35.4%     37.0%     36.0%
                                                    ====      ====      ====


STOCK OPTION PLAN
The Company has a stock option plan (the "Plan") which provides for the granting of stock options or stock appreciation rights ("SARs") to certain key employees, including officers. The Plan is designed so that options granted thereunder at 100% of the fair value of the common stock at date of grant may, under certain circumstances, be treated as "incentive stock options" as defined in Section 422 of the Internal Revenue Code as amended. Under the Plan, up to 600,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. The per-share option price for options granted under the Plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant. The following summarizes the options granted, exercised and outstanding:

                                                        (in thousands)
November 30,                                        1995      1994      1993
                                                   ------    ------    ------
Options outstanding beginning of year                360       248       260
Granted                                              146       189         -
Cancelled                                             (6)       (4)       (2)
Exercised                                            (55)      (73)      (10)
                                                   -----     -----     -----
Options outstanding at end of year                   445       360       248
                                                   =====     =====     =====
Options exercisable at end of year                   140       110       134
                                                   -----     -----     -----
Exercise price per share for options exercised    $ 7.25     $7.25     $7.25
   and exercisable                                   to        to        to
   during the year                                $19.63     $9.63     $9.63


All options issued were granted at 100% of the fair market value of the Company's common stock on the date of grant and are exercisable up to 20% per year commencing on the first anniversary date of grant and will expire no later than ten years from the date of grant. Options outstanding as of November 30, 1995 had an average exercise price of $14.53 per share and will expire at various dates between November 26, 1996 and October 26, 2005.

PROFIT SHARING PLAN
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $163,000, $158,000 and $141,000 in 1995, 1994 and 1993, respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $558,000, $628,000 and $562,000 in 1995, 1994 and 1993, respectively.

COMMON SHARES
Pursuant to a dividend distribution declared by the Board of Directors in 1989, each common share outstanding has one non-voting common share purchase right. The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement. These rights expire on August 3, 1999.

COMMITMENTS ANC CONTINGENCIES
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 1995 are as follows:


November 30,                                            (in thousands)
------------                                            --------------
1996                                                         $  940
1997                                                            580
1998                                                            406
1999                                                            329
2000                                                            256
                                                             ------
Total                                                        $2,511
                                                             ======

Total rent expense charged to operations amounted to approximately $760,000, $777,000 and $814,000 for the years ended November 30, 1995, 1994 and 1993 respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 1995 and 1994 is as follows:

                                      (in thousands except per share amounts)

1995 Quarter Ended              Feb. 28     May 31  Aug. 31   Nov. 30     Total*
--------------------------------------------------------------------------------
Net Sales                       $31,502    $33,258  $31,120   $30,484   $126,364
Gross Profit                     15,558     16,287   14,341    15,094     61,279
Net Income                        5,343      5,271    4,374     4,985     19,974
--------------------------------------------------------------------------------
Net Income Per Common Share     $   .29    $   .28  $   .24   $   .27   $   1.08
================================================================================
                                      (in thousands except per share amounts)

1994 Quarter Ended              Feb. 28     May 31  Aug. 31   Nov. 30     Total*
--------------------------------------------------------------------------------
Net Sales                       $27,678    $33,316  $34,232   $31,550   $126,777
Gross Profit                     14,188     17,356   17,142    16,863     65,549
Net Income                        4,763      6,120    6,159     5,865     22,907
--------------------------------------------------------------------------------
Net Income Per Common Share     $   .26    $   .33  $   .33   $   .32   $   1.23
================================================================================
*Due to rounding differences, the totals for the fiscal years ended
November 30, 1995 and 1994 may not equal the sum of the respective items for the four quarters then ended.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE

         None.


                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information with respect to the directors of the Company will be set forth in the Proxy Statement and is incorporated herein by this reference.

   Information regarding the Executive Officers of the Company is set forth in
Part I of this Form 10-K on pages 8 and 9.

ITEM 11.  EXECUTIVE COMPENSATION

   The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

   The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Fremont, Mr. Tomsovic and Mr. Giedt are members of the Board and are executive officers of the Company. Mr. Lewis is a Board member and an officer of the Company but not an executive officer. Other than the Compensation Committee members and Mr. Fremont, who attends meetings of the Compensation Committee at the request of the Compensation Committee and makes recommendations regarding the compensation level of executive officers other than himself, no current of former officer or employee of the Company or its subsidiaries participated in the deliberations of the Board concerning executive compensation during fiscal year ended November 30, 1995. Mr. Lewis is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in the fiscal year ended November 30, 1995, and Mr. Ball is the Chairman of Philpott, Ball & Co., an investment banking firm which provided investment banking services to the Company in such fiscal year.

   In June of 1995, Ronel W. Giedt, President and Chief Operating Officer of Juno and a member of Juno's Board of Directors, received a loan in the aggregate amount of $400,000 for temporary financing of his purchase of a new residence. The loan is interest-free and is payable on demand. As of February 15, 1996, the amount of the loan outstanding was $176,000.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

   14(a)(1).  Financial Statements - Appear as part of Item 8 of this
              Form 10-K.


              Supplementary Data

                  The supplementary data required by Item 302 of Regulation S-K is contained on page 29 of this Annual Report on form 10-k.

              Report of Independent Accountants

                  The Report of the Company's Independent Accountants, Price Waterhouse LLP, dated January 16, 1996, on the consolidated financial statements as of and for the fiscal years ended November 30, 1995, November 30, 1994 and November 30, 1993, is filed as a part of this Annual Report on Form 10-K on page 16.

   14(a)(2).  Financial Statement Schedule:

              The following financial statement schedule is submitted in response to this Item 14(a)2 on page 38 of this Annual Report on Form 10-K.

              Schedule VIII - Valuation and Qualifying Accounts and Reserves.

              Report of Independent Accountants Relating to Schedule.
              -------------------------------------------------------
                  The Report of the Company's Independent Accountants, Price Waterhouse LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 1995 and November 30, 1994 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 32.

                  Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

              Report of Independent Accountants on
              ------------------------------------
                   Financial Statement Schedule
                   ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 16, 1996, appearing on page 16 of this 1995 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in
Item 14 (a) (2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Chicago, Illinois
January 16, 1996

14(a)(3).     Exhibits

      (i) The following exhibits are filed herewith:

                 11.1  Computations of Net Income Per Common
                       Share.

                 21.1  Subsidiaries of the Registrant.

                 23.1  Consent of Price Waterhouse.

      (ii) The following exhibits are incorporated herein by reference or have been previously reported:

                  3.1 Certificate of Incorporation, as amended, of Juno Lighting, Inc. filed as
                          Exhibit 3.1 to the Company's Report on
                          Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1987.

                  3.1(a) Amendment to Certificate of Incorporation of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K
                          (SEC File No. 0-11631) for the fiscal year ended November 30, 1990.

                  3.2     By-Laws of Juno Lighting, Inc., as
                          amended, filed as Exhibit 3.2 to the
                          Company's Annual Report on Form 10-K (SEC
                          File No. 0-11631) for the fiscal year
                          ended November 30, 1987.

                   3.2(a) Amendment to By-Laws of Juno Lighting,Inc. filed as
                          Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1991.

                  10.1    Juno Lighting, Inc. 1993 Stock Option
                          Plan, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form
                          10-Q (SEC File No. 0-11631) for the
                          quarter ended May 31, 1994.

                  10.2 Loan Agreement dated as of December 1, 1991 by and between Juno Lighting, Inc. and the Indiana Development Finance Authority. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1992.

                  10.2(a) Trust Indenture dated as of December 1,
                          1991 by and between the Indiana
                          Development Finance Authority and First
                          Wisconsin Trust Company, as Trustee, with respect to Industrial Development Revenue Bonds, Series 1991 (Juno Lighting, Inc. Project). Filed as Exhibit 10.1(a) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1992.

                  10.3 Agreement among Juno Lighting, Inc., the City of Des Plaines and American National Bank and Trust Company of Chicago. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, made effective September 1, 1983 (Registration No. 2-85267).

                  10.4    Stock Option Plan, as amended, filed as
                          Exhibit 10.1 to the Company's Annual
                          Report on Form l0-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1983.

                  10.4(a) First Amendment to Juno Lighting, Inc.
                          Stock Option Plan dated April 9, 1986,
                          filed as Exhibit 10.2(a) to the Company's
                          Annual Report on Form 10-K (SEC File
                          No. 0-11631) for the fiscal year ended
                          November 30, 1986.

                  10.4(b) Third Amendment to Juno Lighting, Inc.
                          Stock Option Plan dated May 6, 1987, filed as Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1987.

                  10.4(c) Fourth Amendment to Juno Lighting, Inc.
                          Stock Option Plan dated September 24,
                          1987, filed as Exhibit 10.2(c) to the
                          Company's Annual Report on Form 10-K (SEC
                          File No. 0-11631) for the fiscal year
                          ended November 30, 1987.

                  10.4(d) Fifth Amendment to Juno Lighting, Inc.
                          Stock Option Plan dated December 13, 1988, filed as Exhibit 10.2(d) to the Company's Annual Report on Form 10-K (SEC File
                          No. 0-11631) for the fiscal year ended
                          November 30, 1988.
                  10.4(e) Juno Lighting, Inc. 1993 Stock Option
                          Plan, as amended, filed as Appendix A to the Company's Proxy Statement (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 8, 1994.

                  10.5 Agreement dated as of July 1, 1984 among Juno Lighting, Inc., the City of Des Plaines, Illinois and American National Bank and Trust Company of Chicago. Filed as Exhibit 10.1(b) to the Company's Registration Statement on Form S-1, made effective December 13, 1984 (Registration No. 2-94147).

                  10.6 Juno Lighting, Inc. 401(K) Plan, Amended and Restated effective December 1, 1987, executed June 1, 1994.

                  10.6(a) Juno Lighting, Inc. 401(K) Trust, effective
                          December 1, 1985, executed June 1, 1994.

                  10.6(b) Amendment to Juno Lighting, Inc. 401(K) Plan,
                          effective September 1, 1994, executed
                          September 12, 1994.

                  10.7 Juno Lighting, Inc. Rights Agreement dated as of August 3, 1989 between Juno Lighting, Inc. and the First National Bank of Chicago, as Rights Agent, filed as
                          Exhibit 1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 9, 1989.

                  10.7(a) First Amendment to Juno Lighting, Inc.
                          Rights Agreement dated as of June 17, 1991 between Juno Lighting, Inc. and The First National Bank of Chicago, as Rights Agent, filed as Exhibit 10.5(a) to the Company's Annual Report on Form 10-K (SEC File
                          No. 0-11631) for the fiscal year ended
                          November 30, 1991.

                  10.7(b) Second Amendment to Juno Lighting, Inc.
                          Rights Agreement dated as of June 17, 1991 between Juno Lighting, Inc. and The First Chicago Trust Company of New York, as successor Rights Agent to The First National Bank of Chicago, filed as
                          Exhibit 1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on July 17, 1991.

                   16.1   The information has been previously
                          reported in a Form 8 dated May 21, 1992
                          filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0-11631).

                   14(b)  Reports on Form 8-K

                          No reports on Form 8-K for the three months ended November 30, 1995 were filed by the Company with the Securities and Exchange Commission.

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 1996.

                             JUNO LIGHTING, INC.


                             By:  /s/Robert S. Fremont
                                  --------------------
                                  Robert S. Fremont
                                  Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signatures         Title                    Date
        ----------         -----                    ----

/s/Robert S. Fremont       Director and Chief       February 26, 1996
--------------------
Robert S. Fremont          Executive Officer

/s/Ronel W. Giedt          Director, President and  February 26, 1996
-----------------          Chief Operating Officer
Ronel W. Giedt

/s/George J. Bilek         Vice President, Finance  February 26, 1996
------------------         and Treasurer (Principal
George J. Bilek            Financial and Accounting
                           Officer)


/s/Thomas W. Tomsovic      Director                 February 26, 1996
---------------------
Thomas W. Tomsovic

/s/Julius Lewis            Director                 February 26, 1996
---------------------
Julius Lewis

/s/Allan Coleman           Director                 February 26, 1996
---------------------
Allan Coleman

/s/George M. Ball          Director                 February 26, 1996
---------------------
George M. Ball


                                JUNO LIGHTING, INC. AND SUBSIDIARIES
                          SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                            (in thousands)



Column A                                 Column B    Column C     Column D    Column E      Column F

                                                     Charged                  Other
                                         Balance     Charged                  charges
                                            at       to costs     Deductions  add (deduct)  Balance
                                         beginning     and        describe    describe      at end
Description                              of period   expenses        (a)         (b)        of period

Deducted from assets to which they
 apply:
 Allowance for doubtful accounts:
   Year ended November 30, 1995             781         399          327             1          854
   Year ended November 30, 1994             596         397          210            (2)         781
   Year ended November 30, 1993             562         353          321             2          596
____________________________________

NOTE:

(a) Write off of bad debts, less recoveries.
(b) Foreign currency translation.

                                EXHIBIT INDEX


Exhibit
Number                                                                  Page
-------                                                                 ----

         The following exhibits are filed herewith:

 11.1  Computations of Net Income Per Common Share.                      42

 21.1  Subsidiaries of the Registrant.                                   43

 23.1  Consent of Price Waterhouse.                                      44


       The following exhibits are incorporated herein by reference:

 3.1   Certificate of Incorporation, as amended, of Juno                ____
       Lighting, Inc. filed as Exhibit 3.1 to the Company's
       Report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1987.

 3.1(a) Amendment to Certificate of Incorporation of Juno               ____
       Lighting, Inc. filed as Exhibit 3.1 to the Company's
       Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1990.

 3.2   By-Laws of Juno Lighting, Inc., as amended, filed as             ____
       Exhibit 3.2 to the Company's Annual Report on Form
       10-K (SEC File No. 0-11631) for the fiscal year ended
       November 30, 1987.

 3.2(a) Amendment to By-Laws of Juno Lighting, Inc. filed as            ____
       Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
       May 31, 1991.

 10.1  Juno Lighting, Inc. 1993 Stock Option Plan, as amended,          ____
       filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1994.

 10.2  Loan Agreement dated as of December 1, 1991 by and               ____
       between Juno Lighting, Inc. and the Indiana
       Development Finance Authority. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (SEC File
       No. 0-11631) for the fiscal year ended
       November 30, 1992.

Exhibit
Number                                                                 Page
-------                                                                ----

 10.2(a) Trust Indenture dated as of December 1, 1991 by and           ____
         between the Indiana Development Finance Authority and
         First Wisconsin Trust Company, as Trustee, with respect to Industrial Development Revenue Bonds, Series
         1991 (Juno Lighting, Inc. Project).  Filed as
         Exhibit 10.1(a) to the Company's Annual Report on
         Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1992.

 10.3   Agreement among Juno Lighting, Inc., the City of               ____
        Des Plaines and American National Bank and Trust
        Company of Chicago.  Filed as Exhibit 10.1 to the
        Company's Registration Statement on Form S-1, made effective September 1, 1983 (Registration No. 2-85267).

 10.4   Stock Option Plan, as amended, filed as Exhibit 10.1           ____
        to the Company's Annual Report on Form l0-K (SEC File
        No. 0-11631) for the fiscal year ended November 30, 1983.

 10.4(a) First Amendment to Juno Lighting, Inc. Stock Option           ____
         Plan dated April 9, 1986, filed as Exhibit 10.2(a) to the Company's Annual Report on Form 10-K (SEC File
         No. 0-11631) for the fiscal year ended November 30, 1986.

 10.4(b) Third Amendment to Juno Lighting, Inc. Stock Option           ____
         Plan dated May 6, 1987, filed as Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (SEC File
         No. 0-11631) for the fiscal year ended November 30, 1987.

 10.4(c) Fourth Amendment to Juno Lighting, Inc. Stock Option          ____
         Plan dated September 24, 1987, filed as Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (SEC File
         No. 0-11631) for the fiscal year ended November 30, 1987.

 10.4(d) Fifth Amendment to Juno Lighting, Inc. Stock Option           ____
         Plan dated December 13, 1988, filed as Exhibit 10.2(d) to the Company's Annual Report on Form 10-K (SEC File
         No. 0-11631) for the fiscal year ended November 30, 1988.

 10.4(e) Juno Lighting, Inc. 1993 Stock Option Plan, as amended,       ____
         filed as Appendix A to the Company's Proxy Statement
         (SEC File No. 0-11631) filed with the Securities and
         Exchange Commission on March 8, 1994.

Exhibit
Number                                                                 Page
-------

 10.5   Agreement dated as of July 1, 1984 among Juno                  ____
        Lighting, Inc., the City of Des Plaines, Illinois and
        American National Bank and Trust Company of Chicago.
        Filed as Exhibit 10.1(b) to the Company's Registration
        Statement on Form S-1, made effective December 13, 1984
        (Registration No. 2-94147).

 10.6 Juno Lighting, Inc. 401(K) Plan, Amended and Restated effective December 1, 1987, executed June 1, 1994.

 10.6(a)Juno Lighting, Inc. 401(K) Trust, effective
        December 1, 1985, executed June 1, 1994.

 10.6(b)Amendment to Juno Lighting, Inc. 401(K) Plan, effective
        September 1, 1994, executed September 12, 1994.

 10.7   Juno Lighting, Inc. Rights Agreement dated as of               ____
        August 3, 1989 between Juno Lighting, Inc. and the
        First National Bank of Chicago, as Rights Agent, filed as Exhibit 1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 9, 1989.

 10.7(a) First Amendment to Juno Lighting, Inc. Rights                 ____
        Agreement dated as of June 17, 1991 between Juno
        Lighting, Inc. and The First National Bank of Chicago, as Rights Agent, filed as Exhibit 10.5(a) to the Company's
        Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1991.

 10.7(b) Second Amendment to Juno Lighting, Inc. Rights               ____
        Agreement dated as of June 17, 1991 between Juno
        Lighting, Inc. and The First Chicago Trust Company of
        New York, as successor Rights Agent to The First
        National Bank of Chicago, filed as Exhibit 1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on July 17, 1991.

 16.1   The information has been previously reported in a             ____
        Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992
        (SEC File No. 0-11631).

                                                             Exhibit 11.1



                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                COMPUTATIONS OF NET INCOME PER COMMON SHARE
                ___________________________________________


                                          1995          1994           1993
Average number of common shares
  outstanding during the year          18,483,220    18,423,120     18,381,235


  Common equivalents:
    Shares issuable under
       outstanding options                139,300       207,977        251,400

    Shares which could have
       been purchased based
       on the average market
       value for the period                59,179        81,435        102,420
                                      -----------   -----------     ----------
  Shares for the portion of the
       period that the options
       were outstanding                    80,121       126,542        148,980
                                      -----------   -----------     ----------
  Average number of common and
       common equivalent shares
       outstanding during the
       year                            18,563,341    18,549 662     18,530,215
                                      ===========   ===========    ===========

NET INCOME                            $19,974,262   $22,907,221    $18,212,603


NET INCOME PER COMMON SHARE                 $1.08         $1.23          $0.98

                                                           Exhibit 21.1



           SUBSIDIARIES OF JUNO LIGHTING, INC.


                                         State or Jurisdiction
    Name of Subsidiary                     of Incorporation
    ------------------                   ---------------------

    Indy Lighting, Inc.                      Indiana

    Juno Lighting, Ltd.                      Canada

                                                           Exhibit 23.1



                     Consent of Independent Accountants
                     ----------------------------------



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-87290) of Juno Lighting, Inc. of our report dated January 16, 1996 appearing on page 16 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 1995. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 32 of this Form 10-K.




PRICE WATERHOUSE LLP
Chicago, Illinois
January 16, 1996