Form 10-Q
period 1996-02-29
JUNO LIGHTING INC
filed 1996-04-12
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        February 29, 1996
For the quarterly period ended ...........................................

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

                               847 - 827 - 9880
 ..........................................................................
            (Registrant's telephone number, including area code)


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


There were 18,433,412 common shares outstanding as of March 31, 1996.

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (In Thousands)
                                              February 29,   November 30,
                ASSETS                            1996           1995
                                              (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     7 609    $     6 519
      Marketable securities                        66 252         62 315
      Accounts receivable, less
           allowance for possible losses
           of $965,000 and $854,000                18 652         19 455
      Inventories at lower of cost or market       20 062         19 583
      Prepaid expenses and miscellaneous            3 276          5 037
                                                 --------        -------
                TOTAL CURRENT ASSETS              115 851        112 909
                                                 --------        -------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $12,418,000 and $11,727,000                  32 527         32 376
                                                  -------        -------
OTHER ASSETS:
      Marketable securities                        10 384         10 347
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,744,000 and $1,690,000                4 281          4 335
      Miscellaneous                                    92            122
                                                  -------         ------
                TOTAL OTHER ASSETS                 14 757         14 804
                                                  -------        -------
                                              $   163 135    $   160 089
                                                  =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     5 160    $     4 129
      Accrued liabilities                           6 908          6 486
                                                  -------        -------
                TOTAL CURRENT LIABILITIES          12 068         10 615
                                                  -------        -------

LONG-TERM DEBT & DEFERRED INCOME TAXES              7 917          8 106
                                                  -------        -------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           outstanding 18,530,412 & 18,511,112        185            185
      Paid-in-capital                               4 555          4 415
      Cumulative marketable securities
           valuation adjustment                     1 511            661
      Cumulative loss on foreign
           currency translation               (       253)   (       201)
      Retained earnings                           138 823        137 342
                                                  -------        -------
                                                  144 821        142 402
      Less Treasury stock, at cost,
           107,500 shares                     (     1 671)   (     1 034)
                                                  -------        -------
                TOTAL STOCKHOLDERS' EQUITY        143 150        141 368
                                                  -------        -------
                                              $   163 135    $   160 089
                                                  =======        =======

              (See Notes To Consolidated Financial Statements)

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                            February 29,    February 28,
                                                1996            1995
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    28 186     $    31 502

COST OF SALES                                    16 087          15 944
                                                -------         -------
    Gross profit                                 12 099          15 558

SELLING, GENERAL AND ADMINISTRATIVE               8 722           8 009
                                                -------         -------
    Operating income                              3 377           7 549

OTHER INCOME                                        976             784
                                                -------         -------
    Income before taxes on income                 4 353           8 333

TAXES ON INCOME                                   1 397           2 990
                                                -------         -------
NET INCOME                                  $     2 956     $     5 343
                                                =======         =======


NET INCOME PER COMMON SHARE                      $0.16           $0.29






              (See Notes To Consolidated Financial Statements)

               JUNO LIGHTING, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                 (In Thousands)
                                                Three Months Ended
                                                February 29, 1996
                                                   (Unaudited)

RETAINED EARNINGS, beginning of period          $   137 342

CASH DIVIDEND ($0.08 per share)                 (     1 475)

NET INCOME, three months ended
          February 29, 1996                           2 956
                                                    -------
RETAINED EARNINGS, end of period                $   138 823
                                                    =======













         (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS


                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 29,   February 28,
                                                1996           1995
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income                                $     2 956    $     5 343
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                 745            690
        Changes in assets and liabilities:
           Decrease (Increase) in accounts
              receivable                            751    (     2 662)
           (Increase) in inventory          (       479)   (     1 239)
           Decrease in prepaid expense            1 416            445
           Decrease (Increase) in other
              assets                                 30    (        28)
           Increase in accounts
              payable and accrued expenses        1 453          1 688
           Decrease in deferred taxes       (        74)   (        11)
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        6 798          4 226
                                                -------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (       842)   (       859)
  Purchases of marketable securities        (    12 700)   (    17 941)
  Sales of marketable securities                  9 920         13 297
                                                -------        -------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                          (     3 622)   (     5 503)
                                                -------        -------











                         (Continued on Next Page)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS (CONTINUED)
                  _________________________________


                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 29,   February 28,
                                                1996           1995
                                            ___________    ___________
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Purchase of Treasury stock                (       637)           -
  Proceeds from exercise of stock
     options                                        140            213
  Dividend paid                             (     1 475)   (     1 292)
  Principal payments on long-term debt      (       114)   (        84)
                                                _______        _______

     NET CASH (USED IN) PROVIDED BY
        FINANCING ACTIVITIES                (     2 086)   (     1 163)
                                                _______        _______

NET (DECREASE) INCREASE IN CASH                   1 090    (     2 440)

CASH AT BEGINNING OF PERIOD                       6 519          4 605
                                                _______        _______

CASH AT END OF PERIOD                       $     7 609    $     2 165
                                                =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $        86    $        77
     Income taxes                                   255            919














             (See Notes To Consolidated Financial Statements)

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION

       The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1995 was derived from the Company's audited consolidated financial statements.


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)

                                       February 29,    November 30,
                                           1996            1995

       Finished goods                  $     7 235     $     7 280
       Raw materials                        12 827          12 303
                                           -------         -------
                                       $    20 062     $    19 583
                                           =======         =======

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                       February 29,    February 28,
                                           1996            1995

       3 months ended                  18,487,650      18,563,608

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION



RESULTS OF OPERATIONS:
_____________________


Three Months Ended February 29, 1996 Compared With Three Months
_______________________________________________________________
Ended February 28, 1995
_______________________

           During the first quarter ended February 29 1996, net sales decreased 10.5% to $28,186,000 compared to $31,502,000 for the like period in 1995. This decrease in sales, in Management's opinion, is reflective of continued sluggish demand from certain end use markets, increasing price competition, and delays in the planned introduction of new products. In addition, the Company implemented a sales promotion for existing products in the month of February 1995 which increased revenues for the quarter. The sales promotions conducted during the first quarter of 1996 were different in scope and timing which had less favorable impact on sales.
Sales through Juno's Canadian subsidiary decreased .3% to $1,435,000 compared to $1,440,000 for the like period in 1995.

           Cost of sales as a percentage of net sales increased to 57.1% for the quarter, compared to 50.6% for the like period in 1995. Approximately one-fourth of the decrease in margin was due to one-time bonus expenditures in the first quarter resulting from the labor contract settlement in the Fall of 1995, approximately one-fourth was due to underabsorbed indirect labor costs resulting from the sales decline, with the remainder principally due to increases in aggregate discounting to customers and to a lesser extent increases in raw material costs.

           Selling, general and administrative expenses as a percentage of sales increased to 31.0% as compared to 25.4% in 1995. Approximately 20% of this increase is due to a one-time expenditure relating to an executive relocation agreement, approximately 20% of the increase is due to costs relating to a national sales meeting in the first quarter of 1996 to introduce an important new product line, with the remainder due primarily to increases in salary and benefit levels as well as additional staff hired to support anticipated growth in business.

           As a result of the above factors, operating income decreased to 12.0% of sales as compared to 24.0% for the like period in 1995.

           The effective income tax rate decreased to 32.1% compared to 35.9% for the like period in 1995. This decrease was due to the increase in the relationship of tax exempt municipal interest income earned as a percentage of total taxable income.

           On March 1, 1996, the Company initiated a price increase of approximately 1.5% on a weighted average basis on all product lines.






                     (Continued on Next Page)

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)



LIQUIDITY AND CAPITAL RESOURCES:
_______________________________

          During the three month period ended February 29, 1996, the Company generated positive net cash flow from operating activities of $6,798,000. This was comprised principally of net income, depreciation and amortization, decreases in accounts receivable and prepaid expenses, and increases in accounts payable (collectively aggregating $7,321,000), net of increases in inventory of $479,000. The Company used the net cash provided from operating activities to finance capital expenditures of $842,000, increase its investment portfolio by $2,780,000 and pay dividends of $1,475,000 ($.08 per common share).

          On March 4, 1996, the Company announced the declaration of a cash dividend of 8 cents per share payable April 15, 1996, to stockholders of record on March 15, 1996. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

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


                          JUNO LIGHTING, INC.



                          By:  George J. Bilek
                             -----------------
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     April 15, 1996