Form 10-Q
period 1996-05-31
JUNO LIGHTING INC
filed 1996-07-12
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        May 31, 1996
For the quarterly period ended ...........................................

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


There were 18,455,912 common shares outstanding as of June 30, 1996.

<PAGE 2>

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (In Thousands)
                                                 May 31,     November 30,
                ASSETS                            1996           1995
                                              (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     3 019    $     6 519
      Marketable securities                        65 150         62 315
      Accounts receivable, less
           allowance for possible losses
           of $1,029,000 and $854,000              21 990         19 455
      Inventories at lower of cost or market       22 461         19 583
      Prepaid expenses and miscellaneous            4 856          5 037
                                                  -------        -------
                TOTAL CURRENT ASSETS              117 476        112 909
                                                  -------        -------

PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $13,190,000 and $11,727,000                  33 054         32 376
                                                  -------        -------
OTHER ASSETS:
      Marketable securities                        10 225         10 347
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,794,000 and $1,690,000                4 231          4 335
      Miscellaneous                                    75            122
                                                  -------        -------
                TOTAL OTHER ASSETS                 14 531         14 804
                                                  -------        -------
                                              $   165 061    $   160 089
                                                  =======        =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     5 184    $     4 129
      Accrued liabilities                           7 822          6 486
                                                  -------        -------
                TOTAL CURRENT LIABILITIES          13 006         10 615
                                                  -------        -------

LONG-TERM DEBT & DEFERRED INCOME TAXES              6 588          8 106
                                                  -------        -------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,559,612 & 18,511,112             186            185
      Paid-in-capital                               4 766          4 415
      Cumulative marketable securities
           valuation adjustment                      (233)           661
      Cumulative loss on foreign
           currency translation               (       257)   (       201)
      Retained earnings                           142 676        137 342
                                                  -------        -------
                                                  147 138        142 402
      Less Treasury Stock, at cost;
           107,500 & 67,500 shares            (     1 671)   (     1 034)
                                                  -------        -------
                TOTAL STOCKHOLDERS' EQUITY     $  145 467     $  141 368
                                                  -------        -------
                                              $   165 061    $   160 089
                                                  =======        =======


              (See Notes To Consolidated Financial Statements)

<PAGE 3>

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1996            1995
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    35 044     $    33 258

COST OF SALES                                    18 094          16 971
                                                -------         -------
    Gross profit                                 16 950          16 287

SELLING, GENERAL AND ADMINISTRATIVE               9 581           8 860
                                                -------         -------
    Operating income                              7 369           7 427

OTHER INCOME                                        900             816
                                                -------         -------
    Income before taxes on income                 8 269           8 243

TAXES ON INCOME                                   2 942           2 972
                                                -------         -------
NET INCOME                                  $     5 327     $     5 271
                                                =======         =======


NET INCOME PER COMMON SHARE                      $0.29           $0.28
                                                 =====           =====








              (See Notes To Consolidated Financial Statements)


<PAGE 4>
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Six Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1996            1995
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    63 229     $    64 760

COST OF SALES                                    34 180          32 916
                                                -------         -------
    Gross profit                                 29 049          31 844

SELLING, GENERAL AND ADMINISTRATIVE              18 303          16 869
                                                -------         -------
    Operating income                             10 746          14 975

OTHER INCOME                                      1 876           1 600
                                                -------         -------
    Income before taxes on income                12 622          16 575

TAXES ON INCOME                                   4 339           5 961
                                                -------         -------
NET INCOME                                  $     8 283     $    10 614
                                                =======         =======


NET INCOME PER COMMON SHARE                      $0.45           $0.57
                                                 =====           =====



              (See Notes To Consolidated Financial Statements)



<PAGE 5>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Six Months Ended
                                                   May 31, 1996
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   137 342

CASH DIVIDEND ($0.16 per share)                     (     2 949)

NET INCOME, six months ended                              8 283
         May 31, 1996
                                                        -------
RETAINED EARNINGS, end of period                    $   142 676
                                                        =======






             (See Notes To Consolidated Financial Statements)



<PAGE 6>
                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS


                                                  (In Thousands)
                                                Six Months Ended
                                            ---------------------------
                                              May 31,        May 31,
                                               1996           1995
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations     $    8 283     $   10 614
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization              1 567          1 441
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                    (    2 590)    (    2 289)
           (Increase) in inventory          (    2 878)    (    1 311)
           Decrease (Increase) in prepaid
              expense                              660     (      296)
           Decrease (Increase) in
              other assets                          47     (       30)
           Increase (Decrease) in accounts
              payable and accrued expenses       1 206     (    1 632)
           (Decrease) in deferred taxes     (      102)    (       43)
                                              ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:       6 193          6 454
                                              ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (    2 142)    (    1 838)
  Purchases of marketable securities        (   26 389)    (   27 133)
  Sales of marketable securities                22 301         25 988
                                              ---------      ---------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                          (    6 230)    (    2 983)
                                              --------       --------











                         (Continued on Next Page)


<PAGE 7>
                     CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS (CONTINUED)
                  _________________________________


                                                   (In Thousands)
                                                (6) Six Months Ended
                                            ---------------------------
                                               May 31,        May 31,
                                                1996           1995
                                            ___________    ___________
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Purchase of Treasury Stock                (       637)             -
  Proceeds from exercise of stock
     options                                        352            243
  Dividend paid                             (     2 949)   (     2 586)
  Principal payments on long-term debt      (       229)   (       197)
                                            ___________    ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                (     3 463)   (     2 540)
                                            ___________    ___________

NET (DECREASE) INCREASE IN CASH             (     3 500)           931

CASH AT BEGINNING OF PERIOD                       6 519          4 605
                                            ___________    ___________

CASH AT END OF PERIOD                       $     3 019    $     5 536
                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $       164    $       171
     Income taxes                                 3 578          7 136












             (See Notes To Consolidated Financial Statements)



<PAGE 8>
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



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


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                          May 31,      November 30,
                                           1996            1995
                                        ----------      ----------

       Finished goods                  $     8 024     $     7 280
       Raw materials                        14 437          12 303
                                        ----------      ----------
                                       $    22 461     $    19 583
                                        ==========      ==========

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                          May 31,         May 31,
                                           1996            1995

       3 months ended                  18,482,825      18,574,819
       6 months ended                  18,483,816      18,568,264















<PAGE 9>

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ==========================================================

RESULTS OF OPERATIONS:

Three Months Ended May 31, 1996 Compared With Three Months
Ended May 31, 1995

      During the second quarter ended May 31, 1996, net sales increased by 5.4% to $35,044,000 compared to $33,258,000 for the like period in 1995. This increase in sales is due principally to sales of new products shipped during the quarter. Sales through Juno's Canadian subsidiary increased 18.1% to $1,876,000 compared to $1,589,000 for the like period in 1995.

      Cost of sales as a percentage of net sales increased slightly to 51.6% for the quarter, compared to 51.0% for the like period in 1995.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 27.3% as compared to 26.6% in 1995. Approximately 10% of this increase is due to costs relating to advertising and promotion of new products, with the remainder due primarily to increases in salaries and benefits of additional staff.

      As a result of the above factors, operating income decreased to 21.0% of sales as compared to 22.3% for the like period in 1995.


Six Months Ended May 31, 1996 Compared With Six Months
Ended May 31, 1995

      During the six month period ended May 31, 1996, net sales decreased 2.4% to $63,229,000 compared to $64,760,000 for the like period in 1995. This decrease in sales, in Management's opinion, is reflective of continued sluggish demand from certain end use markets and increasing price competition during the quarter ended February 29, 1996. In addition, due to differences in timing and scope, sales promotions run during the first six months of 1995 had a more favorable impact on sales than the promotions run during the first six months of 1996.

      Cost of sales as a percentage of net sales increased to 54.1% for the six month period compared to 50.8% for the like period in 1995. Approximately 20% of the decrease in margin was due to one-time expenditures in the first quarter of 1996 resulting from the labor contract settlement in the Fall of 1995, approximately 30% was due to increases in aggregate discounting to customers, approximately 20% was due to changes in product sales mix, and the remainder due to general inflationary cost increases.


                     (Continued on Next Page)

<PAGE10>
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)

     =========================================================

     Selling, general and administrative expenses as a percentage of sales increased to 29.0% as compared to 26.1% in 1995. This increase is also attributable to the factors cited above.

     The effective income tax rate decreased to 34.4% compared to 36.0% for the like period in 1995. This decrease was due to the increase in the relationship of tax exempt municipal interest earned as a percentage of total taxable income.


LIQUIDITY AND CAPITAL RESOURCES:

     During the six month period ended May 31, 1996, the Company generated positive net cash flow from operating activities of $6,193,000. This was comprised of net income, depreciation and amortization, decreases in prepaid expenses, and increases in accounts payable (collectively aggregating $11,716,000), net of increases in inventory of $2,878,000 and accounts receivable of $2,590,000. The company used the net cash provided from operating activities to finance capital expenditures of $2,142,000, increase its investment portfolio by $4,088,000, and pay dividends of $2,949,000 ($.16 per common share).

      On, June 3, 1996, the Company announced the declaration of a cash dividend of 8 cents per share payable July 15, 1996, to shareholders of record June 14, 1996. The Board of Directors intends to consider regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met with internally generated funds.







<PAGE 11>

                       PART II - OTHER INFORMATION




Item 1. Legal Proceedings - None


Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders

        The 1996 Annual Meeting of Stockholders of Juno Lighting, Inc. was held on April 30, 1996.

        At the meeting George M. Ball and Thomas W. Tomsovic were elected directors to serve for a term ending at the 1999 Annual Meeting of Stockholders. The results of the votes were as follows:

                                                                      BROKERS
        NAME                 VOTES FOR     WITHHELD   ABSTENSIONS    NON-VOTES
        -----------------    ---------     --------   -----------    ---------
        George M. Ball       16,005,746    482,481          0              0
        Thomas W. Tomsovic   15,995,946    489,881          0              0


        The stockholders also voted on the approval of the Juno Lighting, Inc. 1996 Employee Stock Purchase Plan. The results of the vote were as follows:

          FOR            AGAINST       ABSTAIN       BROKER NON-VOTES
        ----------      --------      ----------     ----------------
        14,050,411       939,741       1,495,675             0


Item 5. Other Information - None


Item 6. (a)  Exhibits - None

        (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.
























<PAGE 12>


                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JUNO LIGHTING, INC.




                          By:  George J. Bilek
                             --------------------------------------
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     July 12, 1996