Form 10-Q
period 1996-08-31
JUNO LIGHTING INC
filed 1996-10-15
CIK 723888

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                     August 31, 1996
For the quarterly period ended ...........................................

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

                                         Yes ..X...  No .....

There were 18,461,912 common shares outstanding as of September 30, 1996.

<PAGE 2>


                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (In Thousands)
                                               August 31,    November 30,
                ASSETS                            1996           1995
                                              (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     3 299    $     6 519
      Marketable securities                        65 912         62 315
      Accounts receivable, less
           allowance for possible losses
           of $1,146,000 and $854,000              23 687         19 455
      Inventories at lower of cost or market       22 877         19 583
      Prepaid expenses and miscellaneous            4 528          5 037
                                                 --------       --------
                TOTAL CURRENT ASSETS              120 303        112 909
                                                 --------       --------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $13,904,000 and $11,727,000                  34 700         32 376

OTHER ASSETS:
      Marketable securities                        10 015         10 347
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,835,000 and $1,690,000                4 189          4 335
      Miscellaneous                                    75            122
                                                 --------       --------
                TOTAL OTHER ASSETS                 14 279         14 804
                                                 --------       --------
                                              $   169 282    $   160 089
                                                 ========       ========
      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accounts payable                        $     4 169    $     4 129
      Accrued liabilities                           8 495          6 486
                                                 --------       --------
                TOTAL CURRENT LIABILITIES          12 664         10 615
                                                 --------       --------

LONG-TERM DEBT & DEFERRED INCOME TAXES              6 440          8 106

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,563,612 & 18,511,112             186            185
      Paid-in-capital                               4 795          4 415
      Cumulative marketable securities
           valuation adjustment                         7            661
      Cumulative loss on foreign
           currency translation               (       250)   (       201)
      Retained earnings                           147 072        137 342
                                                 --------       --------
                                                  151 810        142 402
      Less Treasury Stock, at cost;
           104,900 & 67,500 shares            (     1 632)   (     1 034)
                                                 --------       --------
                TOTAL STOCKHOLDERS' EQUITY        150 178        141 368
                                                 --------       --------
                                              $   169 282    $   160 089
                                                 ========       ========

                 (See Notes To Consolidated Financial Statements)

<PAGE 3>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                                1996            1995
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    34 869     $    31 120

COST OF SALES                                    17 457          16 779
                                                -------         -------
    Gross profit                                 17 412          14 341

SELLING, GENERAL AND ADMINISTRATIVE               9 076           8 364
                                                -------         -------
    Operating income                              8 336           5 977

OTHER INCOME                                        920             821
                                                -------         -------
    Income before taxes on income                 9 256           6 798

TAXES ON INCOME                                   3 364           2 424
                                                -------         -------
NET INCOME                                  $     5 892     $     4 374
                                                =======         =======


NET INCOME PER COMMON SHARE                      $0.32           $0.24





                 (See Notes To Consolidated Financial Statements)

<PAGE 4>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Nine Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                                1996            1995
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    98 099     $    95 880

COST OF SALES                                    51 638          49 695
                                                -------         -------
    Gross profit                                 46 461          46 185

SELLING, GENERAL AND ADMINISTRATIVE              27 379          25 233
                                                -------         -------
    Operating income                             19 082          20 952

OTHER INCOME                                      2 796           2 421
                                                -------         -------
    Income before taxes on income                21 878          23 373

TAXES ON INCOME                                   7 703           8 384
                                                -------         -------
NET INCOME                                  $    14 175     $    14 989
                                                =======         =======


NET INCOME PER COMMON SHARE                      $0.77           $0.81





                 (See Notes To Consolidated Financial Statements)

<PAGE 5>
                      JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Nine Months Ended
                                                  August 31, 1996
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   137 342

CASH DIVIDEND ($0.24 per share)                     (     4 425)

REISSUANCE OF TREASURY STOCK                        (        20)

NET INCOME, nine months ended August 31, 1996            14 175
                                                       --------

RETAINED EARNINGS, end of period                    $   147 072
                                                       ========








                (See Notes To Consolidated Financial Statements)

<PAGE 6>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                                 OF CASH FLOWS


                                                  (In Thousands)
                                                Nine Months Ended
                                            ---------------------------
                                            August 31,     August 31,
                                               1996           1995
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations     $   14 175     $   14 989
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization              2 324          2 097
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                    (    4 281)    (    1 106)
           (Increase) in inventory          (    3 294)    (    1 271)
           Decrease (Increase) in prepaid
              expense                              871     (    1 181)
           Decrease (Increase) in
              other assets                          48     (       24)
           Increase (Decrease) in accounts
              payable and accrued expenses         915     (      135)
           (Decrease) in deferred taxes     (      189)    (       23)
                                               -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:      10 569         13 346
                                               -------        -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (    4 503)    (    2 772)
  Purchases of marketable securities        (   34 368)    (   38 556)
  Sales of marketable securities                30 087         32 628
                                               -------        -------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                          (    8 784)    (    8 700)
                                               -------        -------



                             (Continued on Next Page)
<PAGE 7>

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                            OF CASH FLOWS (CONTINUED)
                       _________________________________


                                                   (In Thousands)
                                                  Nine Months Ended
                                            ---------------------------
                                            August 31,     August 31,
                                                1996           1995
                                            ___________    ___________
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Purchase of Treasury Stock                (       637)             -
  Proceeds from exercise of stock
     options                                        400            334
  Dividend paid                             (     4 425)   (     4 065)
  Principal payments on long-term debt      (       343)   (       302)
                                            ___________    ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                (     5 005)   (     4 033)
                                            ___________    ___________

NET (DECREASE) INCREASE IN CASH             (     3 220)           613

CASH AT BEGINNING OF PERIOD                       6 519          4 605
                                            ___________    ___________

CASH AT END  OF PERIOD                      $     3 299    $     5 218
                                            ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $       242    $       253
     Income taxes                                 7 140          9 190






             (See Notes To Consolidated Financial Statements)


<PAGE 8>


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


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                         August 31,    November 30,
                                             1996            1995
                                         ---------      ----------
       Finished goods                  $     9 733     $     7 280
       Raw materials                        13 144          12 303
                                         ---------      ----------
                                       $    22 877     $    19 583
                                         =========       =========

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                       August 31,      August 31,
                                           1996            1995
                                       ----------      ----------

       3 months ended                  18,495,403      18,569,860
       9 months ended                  18,488,538      18,568,627



<PAGE 9>

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ==========================================================

RESULTS OF OPERATIONS:
----------------------
Three Months Ended August 31, 1996 Compared With Three Months
-------------------------------------------------------------
Ended August 31, 1995
---------------------

      During the third quarter ended August 31, 1996, net sales increased by 12.0% to $34,869,000 compared to $31,120,000 for the like period in 1995. This increase is due to sales of new products introduced in 1996, improved sales through its wholly owned subsidiary Indy Lighting with the remainder due, in management's opinion, to an improvement in market share. Sales through Juno s Canadian subsidiary increased 16.3% to $2,191,000 compared to $1,884,000 for the like period in 1995.

      Cost of sales as a percentage of net sales decreased to 50.1% for the quarter, compared to 53.9% for the like period in 1995 principally due to decreases in raw material costs, improved product sales mix, ongoing cost reductions and improvements in productivity.

      Selling, general and administrative expenses expressed as a percentage of sales decreased slightly to 26.0% as compared to 26.9% in 1995 due to economies of scale associated with the increase in sales.

      As a result of the above factors, operating income increased to 23.9% of sales as compared to 19.2% for the like period in 1995.


Nine Months Ended August 31, 1996 Compared With Nine Months
-----------------------------------------------------------
Ended August 31, 1995
---------------------

      During the nine month period ended August 31, 1996, net sales increased 2.3% to $98,099,000 compared to $95,880,000 for the like period in 1995. This increase in sales is due to sales of new products introduced in 1996 and improved sales from Indy Lighting. These increases were offset by sluggish demand from certain end user markets during the first six months of 1996 and increasing pricing competition.

      Cost of sales as a percentage of net sales increased to 52.6% for the nine month period compared to 51.8% for the like period in 1995. Improvements indicated previously for the third quarter were offset by one-time expenditures in the first quarter of 1996 resulting from the labor contract settlement in the Fall of 1995, changes in product sales mix, and the remainder due to general inflationary cost increases incurred during the first six months of 1996.


                       (Continued on Next Page)

<PAGE 10>
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION continued)
      ========================================================


     Selling, general and administrative expenses as a percentage of sales increased to 27.9% as compared to 26.3% in 1995 due primarily to advertising and promotional costs of new products and increased staffing costs.

     The effective income tax rate decreased slightly to 35.2% compared to 35.9% for the like period in 1995.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

     During the nine month period ended August 31, 1996, the Company generated positive net cash flow from operating activities of $10,569,000. This was comprised of net income, depreciation and amortization, decreases in prepaid expenses, and increases in accounts payable (collectively aggregating $18,285,000), net of increases in inventory of $3,294,000 and accounts receivable of $4,281,000. The company used the net cash provided from operating activities to finance capital expenditures of $4,503,000, increase its investment portfolio by $4,281,000, and pay dividends of $4,425,000 ($.24 per common share).

      On, September 4, 1996, the Company announced the declaration of a cash dividend of 8 cents per share payable October 15, 1996, to shareholders of record September 16, 1996. The Board of Directors intends to consider regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company s liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met with internally generated funds.


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

                    SIGNATURES
                    ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JUNO LIGHTING, INC.



                          By:_______________________________________
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     October 15, 1996