Form 10-K
period 1996-11-30
JUNO LIGHTING INC
filed 1997-02-25
CIK 723888

===========================================================================
                   SECURITIES AND EXCHANGE C0MMISSION

                        Washington, D.C.  20549


                                F0RM  10-K
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended November 30, 1996

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from ________  to _________ .

                      Commission file number 0-11631
                         ------------------------

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

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 1997:  $273,344,914

At January 31, 1997, 18,513,012 shares of common stock were outstanding.

========================================================================



                    DOCUMENTS INCORPORATED BY REFERENCE


1.   Registrant's Proxy Statement for its 1997 Annual Meeting of
     Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

                              PART I


ITEM 1.  BUSINESS
-----------------
General Development of Business
-------------------------------

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

     Juno is a specialist in the design, manufacture and marketing of a full line of recessed and track lighting fixtures for use in new construction and remodeling of commercial, institutional and residential buildings. Juno's principal products use incandescent, high intensity discharge and fluorescent light sources and are designed for attractive appearance, reliable and flexible function, efficient operation and simple installation and servicing. Through Indy Lighting, Inc. ("Indy"), a wholly-owned subsidiary of Juno, the Company is also engaged in the marketing, design and manufacture of other incandescent and fluorescent lighting products with application in the commercial lighting market, primarily in department and chain stores. New product development is of prime importance to the Company and the Company has been innovative and responsive to its customers' needs both in the styling and technical development of its products.

     Approximately 94% of the Company's sales in fiscal 1996 were in the United States and most of the balance in Canada. The
Company's sales are made primarily to electrical distributors, as well as to certain wholesale lighting outlets.

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

Products
--------
     The Company produces a wide variety of lighting fixtures and related equipment of both contemporary and traditional design, most of which are available in a variety of styles, sizes and finishes. Some styles differ from others only in size, light source capacity or other minor modifications. Some fixtures which Juno produces are designed to be installed in recesses in ceilings, while others are designed to be mounted on electrified tracks affixed to ceilings or walls, while still others are used in merchandise display cases.

     Each recessed type fixture is composed of a housing and a separate trim. Housings may be fitted with a variety of trims offering a wide choice of diffusers, lenses and louvers to satisfy different optical and aesthetic requirements. Recessed fixtures are generally used for down-lighting, but by special configuration they also may be used for wall-washing and spot lighting. Juno has designed recessed lighting fixtures, sold under the Sloped Ceiling Down-Lights name, that provide lighting perpendicular to a floor from a sloped ceiling. Juno also produces a series of recessed lighting fixtures sold under the name Air-Loc which are designed to restrict the passage of air into and out of a residence through the fixture to minimize energy loss.

     Juno's principal track lighting system, sold under the Trac-Master name, is made up of an electrified extruded aluminum channel (called the trac) and a wide variety of individual fixtures that may be connected at any point on the track. The individual fixtures are available in different geometric styles, light source sizes and finishes. Juno also has a line of track lighting produced under the name of Vector by Juno to complement its line of products under the Trac-Master name. This line is a lower priced but high quality line of products that do not contain some of the features of Trac-Master.

     Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. One line of Juno trac fixtures allows each track light to be controlled by either of two switches and includes a series of miniature low voltage halogen track lights that provides higher lumens per watt than standard incandescent light sources.

     Juno's most recent trac lighting product line is marketed under the name Trac 12. This is a low voltage miniature trac lighting system featuring small individual fixtures and a miniature lamp holder used in linear lighting applications.

     Pursuant to an acquisition, several years ago Juno began manufacturing and selling a line of fixtures used in show case lighting applications under the name Danalite. This linear configuration which uses low voltage and fluorescent light sources is used in show cases as well as other merchandise display cases and certain other commercial and residential accent lighting applications. The products are made utilizing aluminum extruded channels in various lengths and finishes. These products primarily utilize miniature
12 volt halogen light sources with hinged sockets so that the process of changing the light source can be done easily.

     Juno produces a line of energy efficient Exit and Emergency lighting products that are electronically powered and protected.
This product line uses LED (light emitting diode) technology for its light source.

     Indy produces a wide variety of commercial lighting fixture products for use primarily in department and chain stores. These products use incandescent, fluorescent, high intensity discharge and compact fluorescent light sources to provide specialty and general purpose lighting.

     The Company believes its innovations in simplifying installation and improving the function of its lighting products have served to increase demand for its products.

     Juno, Indy, Trac-Master, Real Nail, Air-Loc, and Vector by
Juno are registered trademarks of Juno.

Production
----------
     Substantially all of the Company's products are designed and engineered by its staff. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. Nevertheless, the Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines plant and at Indy's Indianapolis assembly facilities.

     The Company believes that utilization of sub-contractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available.

     The Company spent approximately $4,309,000, $3,685,000 and
$3,119,000 on research, development and testing of new products and development of related tooling in fiscal 1996, 1995 and 1994, respectively.

Sales and Distribution
----------------------
     The Company sells directly to distributors of lighting products, located throughout the United States and in Canada. Each of Juno's distributors maintains its own inventory of Juno products and in turn, sells to electrical contractors and builders, and in some cases, also sells at the retail level. Sales to distributors are made through the Company's own staff of sales managers and sales personnel and also through manufacturers' agents who sell other electrical products of a non-competitive character. The Company also seeks to have its products specified by architects, engineers and contractors for large commercial and institutional projects with actual sales made through the Company's distributors. The Company also sells to certain wholesale lighting outlets and national accounts.

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

     The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 5% of sales in fiscal 1996.

Competition
-----------
     There are no published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that Juno's sales place Juno among the five highest-selling manufacturers of track and recessed lighting products in the United States, but that two competitors have substantially larger sales. Since the Company introduced its line of Exit and Emergency lighting products in fiscal 1996, management believes that its share of this market has been insignificant. The Company estimates that there are more than fifty manufacturers of competing track, recessed and exit and emergency lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent, high intensity discharge,exit and emergency and decorative lighting products. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies which have substantially greater resources than the Company.

     There is wide price variance in competitive products and the Company believes that Juno's line can be described as moderately priced in order to be attractive to the high-volume commercial and residential markets. However, lighting fixtures are often purchased in small quantities and, as a result, product features may be more important to a purchaser in small quantities than cost. The Company believes that its growth has been attributable principally to the design and construction of its products, the quality of its sales force and its reputation for prompt delivery and service.

     Although the Company believes that it holds certain valuable patents, the Company does not believe that any one patent is material to its business, taken as a whole.

Employees
---------
     The Company employs approximately 1,025 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 1999 and September 1998, respectively.

ITEM 2.  PROPERTIES
-------------------
     The Company's executive offices and principal plant and warehouse facilities are located in Des Plaines, Illinois in buildings containing approximately 350,000 square feet of space. In March 1993, the Company purchased an approximately 33 acre site in Des Plaines, Illinois for approximately $5,100,000. This site will be the location of a new factory and corporate office facility (of approximately 525,000 square feet) to replace its current Des Plaines, Illinois facility. The Company is currently in the construction phase of its new factory and corporate office facility in Des Plaines, Illinois. The Company currently anticipates completing construction in the second half of 1997. The Company has entered into a contract and estimates that the total project cost, including estimates for the cost of furniture and equipment, will range between $22.0 and $22.5 million. This forward looking statement is subject to certain risks described in Management's Discussion and Analysis of Financial Condition and Results of Operations. The new facility will be financed out of existing corporate funds. When the new facility is occupied, the Company plans to sell the three buildings (350,000 square feet) it currently occupies in Des Plaines, Illinois. Juno owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 92,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $314,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     On October 8, 1996, Juno Online Services, L.P. ("Juno Online") filed a complaint (Civil Action No. 96-1505-A) in the United States District Court, Eastern District of Virginia against Juno and Network Solutions, Inc. ("NSI") seeking declaratory judgment that Juno Online's use of the word "Juno" does not infringe on Juno's registered trademarks, and alleging trademark misuse and Lanham Act violations by Juno. The complaint seeks injunctive relief and damages (including treble damages and punitive damages of $100 million). Juno Online voluntarily dismissed NSI from the case. The action arose after Juno sent a letter to NSI, which is the exclusive registrar of Internet "domain names," informing NSI of Juno's belief that Juno

Online's use of the word "JUNO" in its domain name infringes upon Juno's trademark rights under the Lanham Act.

     Juno filed a motion to dismiss based on lack of personal jurisdiction, or in the alternative, a motion to transfer for improper venue or to a more convenient forum. The court denied the motion to dismiss, but granted the motion to transfer the case to the United States District Court for the Northern District of Illinois. The transfer order was entered on January 13, 1997 and the case is currently awaiting docketing in the Northern District of Illinois.

     Juno intends to vigorously defend itself in this action. While no assurance can be given as to the outcome of this case, Juno believes that this case will not have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

      None.

Executive Officers Of The Registrant
------------------------------------

     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 1997:

Name                  Age          Positions Held
----                  ---          --------------
Robert S. Fremont      72          Chairman of the Board,
                                   Chief Executive Officer and Director
Ronel W. Giedt         58          President, Chief Operating Officer
                                   and Director
Glenn R. Bordfeld      50          Vice President, Sales
Thomas W. Tomsovic     55          Vice President, Operations and
                                   Director
George J. Bilek        42          Vice President, Finance and Treasurer
Charles F. Huber       55          Vice President, Corporate Development

      There are no family relationships among the above officers, nor an arrangement or understanding between any officer and any other person pursuant to which the officer was elected. None of the officers has been involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K. All officers were last elected to their present positions with Juno on April 30, 1996. The term of each officer of Juno expires at the meeting of the Board of Directors on the date of the 1997 Annual Meeting of the Stockholders.

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

                            PART II
                            -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Common Stock and Dividend Information

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the NASDAQ National Market System.

As of January 31, 1997 there were 304 holders of record of Common Stock, at least 300 of which own 100 or more shares.


                         Fiscal 1996                   Fiscal 1995

                                   Dividends                    Dividends
                     High    Low   Per Share      High    Low    Per Share
                     ----    ---   ---------      ----    ---    ---------

First Quarter     18-1/2     15         $.08     20-3/4  16-1/4      $.07

Second Quarter    18-1/8     13          .08       21    17-3/8       .07

Third Quarter     17-1/8   14-5/8        .08     18-1/4  15-3/4       .08

Fourth Quarter    17-1/4   14-1/2        .08     17-3/4    14         .08

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                             FINANCIAL HIGHLIGHTS

                                (in thousands except per share amounts)
Year ended November 30,      1996      1995      1994       1993       1992
                             ----      ----      ----       ----       ----

Net Sales                  $131,479  $126,364  $126,777   $109,098   $ 96,633

Gross Profit               $ 63,160  $ 61,279  $ 65,549   $ 55,861   $ 47,656

Net income                 $ 19,897  $ 19,974  $ 22,907   $ 18,213   $ 15,321

Percent of net income to      15.1%     15.8%     18.1%      16.7%      15.9%
   net sales

Net income per common share   $1.08     $1.08     $1.23       $.98       $.83

Cash dividends per common     $ .32     $ .30     $ .26      $ .22       $.17
   share

Total Assets               $178,181  $160,089  $145,756   $126,266   $111,278

Long - Term Debt           $  4,433  $  5,976  $  6,404   $  6,856   $  7,304

Stockholders' Equity       $155,661  $141,368  $126,748   $107,977   $ 93,832

Stockholders' Equity per      $8.41     $7.66     $6.87      $5.87      $5.11
   common share

Working Capital            $104,465  $102,294  $ 89,451   $ 72,964   $ 67,165


Current Ratio              7.5 to 1 10.6 to 1  9.5 to 1   8.8 to 1   8.8 to 1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
Results of Operations
---------------------
FISCAL 1996 COMPARED TO FISCAL 1995. For the fiscal year ended November 30, 1996, net sales increased approximately $5,115,000 or 4.0% to $131,479,000 from $126,364,000 for the like period in 1995. This increase is due primarily to sales of new products introduced in 1996 and improved sales through its wholly-owned subsidiary, Indy Lighting, Inc. These increases were offset by continuing price competition and sluggish demand from certain end use markets during the first half of 1996. Sales through Juno's Canadian subsidiary increased 9.7% to $7,711,000 for the year ended November 30, 1996 compared to $7,032,000 for the like period in 1995.

   Gross profit expressed as a percentage of sales decreased slightly to 48.0% in fiscal 1996 compared to 48.5% in fiscal 1995. Improvements resulting from reductions in raw material costs and ongoing cost reductions were offset by one-time expenditures in the first quarter of 1996 resulting from the labor contract settlement, increases in aggregate discounting to customers, changes in product sales mix and general inflationary cost increases incurred in the first half of 1996.

   Selling, general and administrative expenses as a percentage of sales increased to 28.0% in fiscal 1996 compared to 26.6% in fiscal 1995 due primarily to advertising and promotional costs associated with new product introductions, increases in freight costs and increases in salaries and benefits.

   The effective income tax rate for fiscal 1996 decreased to 33.9% compared to 35.4% for fiscal 1995. Since the Company's investment portfolio consists largely of municipal bonds, the interest earned is substantially tax exempt. Therefore, in periods when operating earnings are down relative to tax exempt income, the relationship of tax exempt income to total income increases thus producing a lower effective income tax rate.

FISCAL 1995 COMPARED TO FISCAL 1994. For the fiscal year ended November 30, 1995, net sales decreased approximately $413,000 to $126,364,000 from $126,777,000 for the like period in 1994. In Management's opinion, increased sales from sales promotions in the first half of the year, distributor price increases and improved sales through the Company's wholly owned subsidiary, Indy Lighting, Inc. were offset by sluggish demand from certain end use markets in the second half of the year, increased price competition and delays in the planned introduction of certain new products. Sales through Juno's Canadian subsidiary decreased .5% to $7,032,000 for the year ended November 30, 1995 compared to $7,069,000 for the like period in 1994.

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


Financial Condition
-------------------
FISCAL 1996 The Company generated positive cash flow from operating activities of $22,162,000 comprised principally of net income, depreciation and amortization, and an increase in accrued liabilities (collectively aggregating $27,365,000), net of increases in inventory ($3,692,000) and accounts receivable ($1,965,000). In order to maintain the Company's commitment to prompt delivery of product to its customers and to support the Company's planned move to its new facility in 1997, inventory increased by 18.9% compared to 1995 levels. Accounts receivable increased 11.7% which approximates the increase in the sales volume for the fourth quarter of 1996 compared to 1995. Net property and equipment increased 32.2% and accrued liabilities increased 70.9% due primarily to construction in process for the new facility.

   The Company used the net cash provided from operating activities to finance capital expenditures of $13,316,000, increase its investment portfolio by $5,695,000, and pay dividends of $5,903,000, which reflected a quarterly dividend rate of $.08 per share.

   The following sentences are forward-looking statements regarding the Company's completion of its new factory and corporate office facility in Des Plaines, Illinois and are accompanied by the cautionary language set forth below.

   The Company is currently in the construction phase of its new factory and corporate office facility in Des Plaines, Illinois. The Company currently anticipates completing construction in the second half of 1997. The Company has entered into a contract and estimates that the total project cost, including estimates for the cost of furniture and equipment, will range between $22.0 and $22.5 million. The new facility will be financed out of existing corporate funds.

   The preceding forward-looking statements involve risks and uncertainties.
In particular, risks and uncertainties relating to cost estimates for constructing and moving into the new facility include the pricing, quality and timeliness of performance of various contractors, subcontractors and providers of goods and services; cost variances associated with availability and changing prices of materials and labor; weather conditions; changes in construction plans and other contingencies associated with commercial construction and equipment installation. Actual results could differ materially from those stated. Accordingly, no assurance can be given that the estimated time table or actual costs for completion of the facility will not differ materially from such estimates. The Company has no obligation to update these forward-looking statements.

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

   On November 1, 1995, the Board of Directors authorized the purchase by the Company of up to 1,000,000 shares of its outstanding common stock. The authorization is effective for a 12-month period.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         PAGE

Index to Financial Statements

Financial Statements:

    Report of Independent Accountants                         17

    Consolidated Statements of Income for the
     three years ended November 30, 1996                      18

    Consolidated Balance Sheets at November 30,
       1996 and 1995                                        19-20

    Consolidated Statements of Stockholders' Equity
       for the three years ended November 30, 1996            21

    Consolidated Statements of Cash Flows for the
       three years ended November 30, 1996                    22

    Notes to Consolidated Financial Statements              23-29


Financial Statement Schedule:

    For the three years ended November 30,1996
       Valuation and Qualifying Accounts                     38

                Report of Independent Accountants
                ---------------------------------




To the Board of Directors and
 Stockholders of Juno Lighting, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Chicago, Illinois
January 16, 1997

CONSOLIDATED STATEMENTS OF INCOME


                                        (In thousands except per share data)

Year ended November 30,                  1996         1995        1994
                                         ----         ----        ----
Net sales                              $131,479     $126,364    $126,777
Cost of sales                            68,319       65,085      61,228
                                       --------     --------    --------
Gross profit                             63,160       61,279      65,549

Selling, General and Administrative      36,766       33,634      31,895
                                       --------     --------    --------
Operating income                         26,394       27,645      33,654
                                       --------     --------    --------
Other income (expense):
     Interest expense                      (317)        (374)       (320)
     Interest and dividend income         3,957        3,633       2,983
     Miscellaneous                           78           10          49
                                       --------     --------    --------
         Total other income               3,718        3,269       2,712
                                       --------     --------    --------
Income before taxes on income            30,112       30,914      36,366
Taxes on income                          10,215       10,940      13,459
                                       --------     --------    --------
Net income                              $19,897      $19,974     $22,907
                                       ========     ========    ========
Net income per common share             $  1.08      $  1.08     $  1.23

Average number of common shares      18,494,548   18,563,341  18,549,662
outstanding

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET
                                                            (in thousands)

November 30,                                                  1996         1995

Assets
Current:
    Cash                                                $   3,473    $   6,519
    Marketable securities                                  67,622       62,315
    Accounts receivable, less allowance for doubtful
        accounts of $554,000 and $854,000                  21,725       19,455
    Inventories                                            23,275       19,583
    Prepaid expenses and miscellaneous                      4,346        5,037
                                                         --------     --------
        Total current asset                               120,441      112,909
                                                         --------     --------
Property and equipment:
    Land                                                    8,719        8,719
    Building and improvements                              21,694       20,971
    Tools and dies                                          5,911        4,866
    Machinery and equipment                                 5,422        4,584
    Computer equipment                                      1,480        1,158
    Office furniture and equipment                          1,990        1,620
    Construction-in-process                                12,200        2,185
                                                         --------     --------
                                                           57,416       44,103
    Less accumulated depreciation                         (14,611)    ( 11,727)
                                                         --------     --------
         Net property and equipment                        42,805       32,376
                                                         --------     --------
Other assets:
    Marketable securities                                  10,720       10,347
    Goodwill and other intangibles,
         net of accumulated amortization of
         $1,877,000 and $1,690,000                          4,148        4,335
    Miscellaneous                                              67          122
                                                         --------     --------
        Total other assets                                 14,935       14,804
                                                         --------     --------
Total assets                                             $178,181     $160,089
                                                         ========     ========

                                                             (in thousands)
November 30,                                                1996        1995
                                                            ----        ----
Liabilities
Current:
    Accounts payable                                     $  4,132     $  4,129
    Accrued liabilities                                    10,301        6,028
    Current maturities of long-term debt                    1,543          458
                                                         --------     --------
         Total current liabilities                         15,976       10,615
                                                         --------     --------
Long-term debt, less current maturities                     4,433        5,976
                                                         --------     --------
Deferred income taxes payable                               2,111        2,130
                                                         --------     --------
Commitments
Stockholders' Equity
    Common stock, $.01 par value; 50,000,000 shares
         authorized, 18,563,412 and 18,511,112
         shares issued.                                       186          185
    Paid-in capital                                         4,915        4,415
    Cumulative marketable securities valuation
        adjustment                                            670          661
    Cumulative (loss) on foreign currency translation        (197)        (201)
    Retained earnings                                     150,883      137,342
                                                         --------     --------
                                                          156,457      142,402

Less: Treasury stock, at cost; 50,400 and 67,500 shares      (796)      (1,034)
                                                         --------     --------
         Total stockholders' equity                       155,661      141,368
                                                         --------     --------
Total liabilities and stockholders' equity               $178,181     $160,089
                                                         ========     ========
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (in thousands)

Years ended November 30,
1994, 1995 and 1996                               Cumulative     Cumulative
                                                  Marketable     Gain (Loss)
                                 Common Stock     Securities     on Foreign
                               Amount   Paid-In   Valuation       Currency      Retained  Treasury
                              $.01 PAR  Capital   Adjustment     Translation    Earnings   Stock    Total
                              --------  -------   ----------     -----------    --------  -------- -------
Balance, December 1, 1993         $184   $3,172         -              $ 174    $104,795        -   $107,977
   Exercise of stock options         1      542         -                  -           -        -        543
   Tax benefit of stock options
        exercised                    -      208         -                  -           -        -        208
   Net income for 1994               -        -         -                  -      22,907        -     22,907
   (Loss) on foreign currency
        translation                  -        -         -                (99)          -        -        (99)
   Cash dividend ($0.26 per share)   -        -         -                  -      (4,788)       -     (4,788)
                              --------   ------   ----------     -----------    --------  -------    --------
Balance, November 30, 1994         185    3,922         -               (273)    122,914        -    126,748
   Effect of SFAS 115 Adoption       -        -    (1,011)                 -           -        -     (1,011)
   Treasury stock purchased          -        -         -                  -           -   (1,034)    (1,034)
   Exercise of stock options         -      397         -                  -           -        -        397
   Tax benefit of stock
        options exercised            -       96         -                  -           -        -         96
   Net income for 1995               -        -         -                  -      19,974        -     19,974
   Gain on foreign currency
        translation                  -        -         -                 72           -        -         72
   Cash dividend ($0.30 per share)   -        -         -                  -      (5,546)       -     (5,546)
   Change in unrealized
        holding gains                -        -     1,672                  -           -        -      1,672
                              --------  -------   ----------     -----------   ---------  -------   --------
Balance, November 30, 1995         185    4,415       661               (201)    137,342   (1,034)   141,368
   Treasury stock purchased          -        -         -                  -           -     (637)      (637)
   Treasury stock reissued           -        -         -                  -        (453)     875        422
   Exercise of stock options         1      379         -                  -           -        -        380
   Tax benefit of stock options
        exercised                    -      121         -                  -           -        -        121
   Net income for 1996               -        -         -                  -      19,897        -     19,897
    Gain on foreign currency
        translation                  -        -         -                  4           -        -          4
   Cash dividend ($0.32 per share)   -        -         -                  -      (5,903)       -     (5,903)
   Change in unrealized holding
        gains                        -        -         9                  -           -        -          9
                              --------  -------   ----------       -----------  --------    ------  ---------
Balance, November 30, 1996        $186   $4,915      $670              $(197)   $150,883    $(796)  $155,661
                              ========  =======   ==========       ==========   ========    ======  =========

See notes to financial statements.


      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            (in thousands)

Year ended November 30,                               1996      1995      1994
                                                      ----      ----      ----
  Net income                                       $19,897   $19,974   $22,907
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    3,074     2,785     3,211
    (Decrease) increase in allowance for doubtful     (300)       73       185
        accounts
    Deferred income taxes                              (18)       79      (121)
    Changes in assets and liabilities:
        (Increase) decrease in accounts receivable  (1,965)      215    (2,640)
        (Increase) in inventory                     (3,692)   (1,372)   (2,188)
        Decrease (increase) in prepaid expenses        714    (1,727)      197
        Decrease (increase) in other assets             55       (19)       (8)
        Increase in accounts payable                     3       710       363
        Increase (decrease) in accrued liabilities   4,394      (552)      996
                                                   -------   -------   -------
Net cash provided by operating activities           22,162    20,166    22,902
                                                   -------   -------   -------
Cash flows provided by (used in) investing activities:
  Purchases of marketable securities               (43,226)  (47,741)  (44,841)
  Proceeds from sales of marketable securities      37,531    39,808    33,818
  Capital expenditures                             (13,316)   (3,708)   (4,416)
                                                   -------   -------   -------
Net cash (used in) investing activities            (19,011)  (11,641)  (15,439)
                                                   -------   -------   -------
Cash flows provided by (used in) financing activities:
  Principal payments on long-term debt                (458)     (428)     (453)
  Dividends paid                                    (5,903)   (5,546)   (4,788)
  Purchase of treasury stock                          (637)   (1,034)        -
  Proceeds from exercise of stock options              801       397       543
                                                    -------   -------   -------
Net cash (used in) financing activities             (6,197)   (6,611)   (4,698)
                                                    -------   -------   -------
Net (decrease) increase in cash                     (3,046)    1,914     2,765
Cash at beginning of year                            6,519     4,605     1,840
                                                   -------   -------   -------
Cash at end of year                                $ 3,473   $ 6,519   $ 4,605
                                                   =======   =======   =======
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                     $    320   $   360   $   319
     Income Taxes                                 $ 10,577   $11,670   $13,081

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS             Juno Lighting, Inc.

Summary of Significant Accounting Policies

NATURE OF THE BUSINESS Juno Lighting, Inc. (the "Company") is a specialist in the design, manufacture and marketing of lighting fixtures for commercial and residential use primarily in the United States.

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

MARKETABLE SECURITIES On December 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for
Certain Investments in Debt and Equity Securities." Consistent with the provisions of SFAS 115, the Company has classified its current and non-current securities as available-for-sale and reported them at their estimated market values, which have been determined based upon published market quotes.
Unrealized gains and losses relating to available-for-sale securities are considered to be temporary and therefore are excluded from earnings and recorded as a separate component of stockholders' equity until realized.
Realized gains and losses on sales of marketable securities are computed using the specific identification method.

INVENTORIES Inventories are valued at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting.
Depreciation expense in 1996 and 1995 amounted to approximately $2,887,000 and $2,527,000, respectively.

Useful lives for property and equipment are as follows:

Buildings and improvements                                      20 - 40 years
Tools and dies                                                        3 years
Machinery and equipment                                               7 years
Computer equipment                                                    5 years
Office furniture and equipment                                        5 years


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

RESEARCH AND DEVELOPMENT  The Company spent approximately $4,309,000,
$3,685,000 and $3,119,000 on research, development and testing of new products and development of related tooling in fiscal 1996, 1995 and 1994 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's marketable securities are recorded at market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

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

MARKETABLE SECURITIES Marketable securities consist principally of tax exempt municipal bonds. The amortized cost of available-for-sale securities approximated the estimated market value of such securities at November 30, 1996; gross unrealized holding gains and losses were not significant.

The estimated market value of available-for-sale securities at November 30, 1996, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay certain of these securities.

                                              (in thousands)
         Maturity                               Market Value
         --------                              -------------
         Within one year                          $ 3,227
         After one through ten years               46,699
         Over ten years                            25,124
         Not due at a single maturity date          3,292
                                                 --------
                                                  $78,342
                                                 ========

Gross realized gains and losses on sales were not material.

INVENTORIES
Inventories consist of the following:

                                                             (in thousands)

November 30,                                                 1996      1995
                                                             ----      ----
Finished goods                                             $11,241   $ 7,280
Raw materials                                               12,034    12,303
                                                           -------   -------
Total                                                      $23,275   $19,583
                                                           =======   =======

Work in process inventories are not significant in amount and are included in finished goods.



ACCRUES LIABILITIES
Accrued liabilities consist of the following:

                                                               (in thousands)

November 30,                                                 1996      1995
                                                             ----      ----
Compensation and benefits                                  $ 3,302   $ 2,797
Current income taxes                                           427       715
Promotional programs                                         1,190     1,103
Real estate taxes                                              985       931
Commissions                                                    394       318
Construction-in-process                                      3,787         -
Other                                                          216       164
                                                           -------   -------
Total                                                      $10,301   $ 6,028
                                                           =======   =======

LONG-TERM DEBT
Long-term debt consists of the following:

                                                           (in thousands)

November 30,                                               1996      1995
                                                          -----     -----
Industrial Development Revenue
   Bond, payable $17,708 per month plus interest
   at 65% of prime through December 1996, and a
   final payment of approximately $1,270,000 in
   January 1997.                                         $ 1,293   $ 1,505
Industrial Development Revenue
   Bond, payable $11,667 per month plus interest
   at 67% of prime through July 2004.                      1,073     1,214
Industrial Development Revenue
   Bond, payable in escalating installments through
   December 2016, plus interest at a variable rate,
   generally approximating 67% of prime.                   3,610     3,715
                                                         -------   -------
                                                         $ 5,976   $ 6,434
Less current maturities                                    1,543       458
                                                         -------   -------
Total long-term debt                                     $ 4,433   $ 5,976
                                                         =======   =======

The aforementioned bonds are collateralized by certain land, buildings, and machinery and equipment. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows:

1997 - $1,543,000; 1998 - $255,000; 1999 - $260,000;
2000 - $265,000; and 2001 - $275,000.

TAXES ON INCOME
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                        (in thousands)

November 30,                                       1996      1995     1994
                                                 -------   -------   -------
Current:
   Federal                                       $ 8,789   $ 9,086   $11,207
   State                                           1,563     1,982     2,373
                                                 -------   -------   -------
                                                  10,352    11,068    13,580
                                                 -------   -------   -------

Deferred:
   Federal                                          (117)     (118)     (103)
   State                                             (20)      (10)      (18)
                                                 -------    -------  -------
                                                    (137)     (128)     (121)
                                                 -------   -------   -------
Total taxes on income                            $10,215   $10,940   $13,459
                                                 =======   =======   =======

Deferred tax assets (liabilities) are comprised of the following:

                                                             (in thousands)

November 30,                                                  1996      1995
                                                              ----      ----
Reserves for doubtful accounts                               $ 193     $ 319
Inventory costs capitalized for tax purposes                   614       412
Compensation and benefits                                      716       581
Accrued advertising                                             99       100
                                                            ------    ------
   Deferred tax assets                                       1,622     1,412
                                                            ------    ------
Depreciation                                                (1,812)   (1,808)
Prepaid health and welfare costs                              (329)     (240)
Basis difference of acquired assets                           (100)     (114)
Real estate taxes                                             (280)     (204)
Unrealized holding gains                                      (342)     (366)
                                                           -------   -------
   Deferred tax liabilities                                 (2,863)   (2,732)
                                                           -------   -------
Net deferred tax liability                                 $(1,241)  $(1,320)
                                                           =======   =======

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:


November 30,                                           1996      1995      1994
                                                       ----      ----      ----
Income taxes at statutory rate                         35.0%     35.0%     35.0%
Dividend exclusion and municipal interest              (4.3)     (3.8)     (2.8)
State and local taxes, net of federal income
   tax benefit                                          3.6       4.1       4.3
Other                                                   (.4)       .1        .5
                                                       -----     -----     ----
Effective tax rate                                     33.9%     35.4%     37.0%
                                                       =====     =====     =====

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

                                                           (in thousands)

November 30,                                           1996      1995      1994
                                                       ----      ----      ----
Options outstanding beginning of year                   445       360       248
Granted                                                   1       146       189
Cancelled                                               (12)       (6)       (4)
Exercised                                              (109)      (55)      (73)
                                                       -----      ----      ----
Options outstanding at end of year                      325       445       360
                                                       -----      ----      ----
Options exercisable at end of year                      103       140       110
                                                       =====      ====      ====
Exercise price per share for options exercised       $ 7.25     $7.25     $7.25
   and exercisable                                       to        to        to
   during the year                                   $19.63    $19.63     $9.63


All options issued were granted at 100% of the fair market value of the Company's common stock on the date of grant and are exercisable up to 20% per year commencing on the first anniversary date of grant and will expire no later than ten years from the date of grant. Options outstanding as of November 30, 1996 had an average exercise price of $16.87 per share and will expire at various dates between December 5, 1997 and October 26, 2005.

PROFIT SHARING PLAN
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $163,000, $163,000 and $158,000 in 1996, 1995 and 1994,
respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $566,000, $558,000 and $628,000 in 1996, 1995 and 1994,
respectively.

COMMON SHARES
Pursuant to a dividend distribution declared by the Board of Directors in 1989, each common share outstanding has one non-voting common share purchase right.
The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement.
These rights expire on August 3, 1999.

COMMITMENTS AND CONTINGENCIES
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 1996 are as follows:


November 30,                                            (in thousands)

1997                                                            $ 801
1998                                                              571
1999                                                              480
2000                                                              323
2001                                                                2
                                                               ------
Total                                                          $2,177
                                                               ======

Total rent expense charged to operations amounted to approximately $897,000, $760,000 and $777,000 for the years ended November 30, 1996, 1995 and 1994, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 1996 and 1995 is as follows:

                                    (in thousands except per share amounts)

1996 Quarter Ended             Feb. 29    May 31     Aug. 31   Nov. 30     Total
--------------------------------------------------------------------------------
Net Sales                      $28,186   $35,044     $34,869   $33,380  $131,479
Gross Profit                    12,099    16,950      17,412    16,699    63,160
Net Income                       2,956     5,327       5,892     5,722    19,897
--------------------------------------------------------------------------------
Net Income Per Common Share    $   .16   $   .29     $   .32   $   .31  $   1.08
================================================================================

                                     (in thousands except per share amounts)

1995 Quarter Ended             Feb. 28    May 31     Aug. 31   Nov. 30    Total*
-------------------------------------------------------------------------------
Net                            $31,502   $33,258     $31,120   $30,484  $126,364
Gross Profit                    15,558    16,287      14,341    15,094    61,279
Net Income                       5,343     5,271       4,374     4,985    19,974
--------------------------------------------------------------------------------
Net Income Per Common Share    $   .29   $   .28     $   .24   $   .27  $   1.08
================================================================================
*Due to rounding differences, the totals for the fiscal year ended
November 30, 1995 may not equal the sum of the respective items for the four quarters then ended.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
-------------------------------------------------------
         FINANCIAL DISCLOSURE
-----------------------------
   None.


                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
   Information with respect to the directors of the Company will be set forth in the Proxy Statement and is incorporated herein by this reference.

   Information regarding the Executive Officers of the Company is set forth in
Part I of this Form 10-K on pages 9 and 10.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
   The information required by this Item will be set forth in the Proxy
Statement and is incorporated herein by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------
   The information required by this Item will be set forth in the Proxy
Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
   Mr. Fremont, Mr. Tomsovic and Mr. Giedt are members of the Board and are executive officers of the Company.  Mr. Lewis is a Board member and an officer of the Company but not an executive officer.  Other than the Compensation
Committee members and Mr. Fremont, who attends meetings of the Compensation
Committee at the request of the Compensation Committee and makes recommendations regarding the compensation level of executive officers other than himself, no current or former officer or employee of the Company or its subsidiaries participated in the deliberations of the Board concerning executive compensation during the fiscal year ended November 30, 1996.  Mr.
Lewis is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in the fiscal year ended November 30,
1996, and Mr. Ball is the Chairman of Philpott, Ball & Co., an investment banking firm which provided investment banking services to the Company in such fiscal year.


                                     PART IV
                                     -------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
          ON FORM 8-K
          -----------
   14(a)(1).  Financial Statements - Appear as part of Item 8 of this
              --------------------
              Form 10-K.


              Supplementary Data
              ------------------
                  The supplementary data required by Item 302 of Regulation S-K is contained on page 29 of this Annual Report on Form 10-K.

              Report of Independent Accountants
              ---------------------------------
                  The Report of the Company's Independent Accountants, Price
                  Waterhouse LLP, dated January 16, 1997, on the consolidated financial statements as of and for the fiscal years ended
                  November 30, 1996, November 30, 1995 and November 30, 1994,
                  is filed as a part of this Annual Report on Form 10-K on
                  page 17.

   14(a)(2).  Financial Statement Schedule:
              ----------------------------
              The following financial statement schedule is submitted in response to this Item 14(a)2 on page 38 of this Annual Report on
              Form 10-K.

              Schedule VIII - Valuation and Qualifying Accounts and Reserves.

              Report of Independent Accountants Relating to Schedule.
              ------------------------------------------------------
                  The Report of the Company's Independent Accountants, Price
                  Waterhouse LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 1996 and
                  November 30, 1995 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 32.

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


                  Report of Independent Accountants on
                  ------------------------------------
                       Financial Statement Schedule
                       ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno
Lighting, Inc. referred to in our report dated January 16, 1997, appearing on page 17 of this 1996 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement
Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Chicago, Illinois
January 16, 1997

14(a)(3).     Exhibits
              --------
      (i) The following exhibits are filed herewith:

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

                      10.4    Juno Lighting, Inc. 1983 Stock Option
                              Plan, as amended, filed as Exhibit 10.1
                              to the Company's Annual Report on
                              Form l0-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1983.

                      10.4(a) First Amendment to the Juno Lighting, Inc.
                              1983 Stock Option Plan dated April 9,
                              1986, filed as Exhibit 10.2(a) to the
                              Company's Annual Report on Form 10-K (SEC
                              File No. 0-11631) for the fiscal year
                              ended November 30, 1986.

                      10.4(b) Third Amendment to the Juno Lighting,
                              Inc. 1983 Stock Option Plan dated May 6,
                              1987, filed as Exhibit 10.2(b) to the
                              Company's Annual Report on Form 10-K
                              (SEC File No. 0-11631) for the fiscal
                              year ended November 30, 1987.

                      10.4(c) Fourth Amendment to the Juno Lighting,
                              Inc. 1983 Stock Option Plan dated
                              September 24, 1987, filed as Exhibit
                              10.2(c) to the Company's Annual Report on
                              Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1987.

                      10.4(d) Fifth Amendment to the Juno Lighting,
                              Inc. 1983 Stock Option Plan dated
                              December 13, 1988, filed as Exhibit
                              10.2(d) to the Company's Annual Report on
                              Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1988.

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

                 14(b)   Reports on Form 8-K
                              -------------------
                         No reports on Form 8-K for the three months ended
                         November 30, 1996 were filed by the Company with the
                         Securities and Exchange Commission.


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 1997.

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

        Signatures         Title                    Date
        ----------         -----                    ----

/s/Robert S. Fremont       Director and Chief       February 25, 1997
--------------------       Executive Officer
Robert S. Fremont


/s/Ronel W. Giedt          Director, President and  February 25, 1997
-----------------          Chief Operating Officer
Ronel W. Giedt

/s/George J. Bilek         Vice President, Finance  February 25, 1997
------------------         and Treasurer (Principal
George J. Bilek            Financial and Accounting
                           Officer)


/s/Thomas W. Tomsovic      Director                 February 25, 1997
---------------------
Thomas W. Tomsovic


/s/Julius Lewis            Director                 February 25, 1997
---------------
Julius Lewis


/s/Allan Coleman           Director                 February 25, 1997
----------------
Allan Coleman


/s/George M. Ball          Director                 February 25, 1997
-----------------
George M. Ball



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

Deducted from assets to which they
 apply:

 Allowance for doubtful accounts:
       Year ended November 30, 1996           854         549          850             1        554
       Year ended November 30, 1995           781         399          327             1        854
       Year ended November 30, 1994           596         397          210            (2)       781

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

Exhibit
Number                                                                Page
------

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

      10.4 Juno Lighting, Inc. 1983 Stock Option Plan, as amended, ____ filed as Exhibit 10.1 to the Company's Annual Report on Form l0-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1983.

      10.4(a) First Amendment to the Juno Lighting, Inc. 1983 Stock   ____
              Option Plan dated April 9, 1986, filed as Exhibit
              10.2(a) to the Company's Annual Report on Form 10-K
              (SEC File No. 0-11631) for the fiscal year ended
              November 30, 1986.

      10.4(b) Third Amendment to the Juno Lighting, Inc. 1983 Stock   ____
              Option Plan dated May 6, 1987, filed as Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (SEC File
              No. 0-11631) for the fiscal year ended November 30, 1987.

      10.4(c) Fourth Amendment to the Juno Lighting, Inc. 1983 Stock  ____
              Option Plan dated September 24, 1987, filed as Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1987.

      10.4(d) Fifth Amendment to the Juno Lighting, Inc. 1983 Stock   ____
              Option Plan dated December 13, 1988, filed as Exhibit 10.2(d) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1988.

      10.5    Agreement dated as of July 1, 1984 among Juno           ____
              Lighting, Inc., the City of Des Plaines, Illinois and American National Bank and Trust Company of Chicago.
              Filed as Exhibit 10.1(b) to the Company's Registration Statement on Form S-1, made effective December 13, 1984 (Registration No. 2-94147).

Exhibit
Number                                                               Page
------

     10.6    Juno Lighting, Inc. 401(K) Plan, Amended and Restated   _____
             effective December 1, 1987, executed June 1, 1994.

     10.6(a) Juno Lighting, Inc. 401(K) Trust, effective December 1, _____
             1985, executed June 1, 1994.

     10.6(b) Amendment to Juno Lighting, Inc. 401(K) Plan, effective  ____
             September 1, 1994, executed September 12, 1994.

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

                                                                Exhibit 11.1



                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 COMPUTATIONS OF NET INCOME PER COMMON SHARE
                 ___________________________________________


                                          1996          1995           1994
Average number of common shares        ----------    ----------     ----------
   outstanding during the year         18,451,366    18,483,220     18,423,120
                                       ----------    ----------     ----------

   Common equivalents:
     Shares issuable under
        outstanding options               147,854       139,300        207,977

     Shares which could have
        been purchased based
        on the average market
        value for the period              104,672        59,179         81,435
                                       ----------     ---------       --------
   Shares for the portion of the
     period that the options
     were outstanding                      43,182        80,121        126,542
                                       ----------     ---------       --------
   Average number of common and
     common equivalent shares
     outstanding during the
     year                              18,494,548    18,563,341     18,549,662
                                       ==========    ==========     ==========

NET INCOME                            $19,897,162   $19,974,262    $22,907,221
                                      ===========   ===========    ===========

NET INCOME PER COMMON SHARE                 $1.08         $1.08          $1.23
                                            =====         =====          =====

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

    Indy Lighting, Inc.                      Indiana

    Juno Lighting, Ltd.                      Canada

                                          Exhibit 23.1





                           Consent of Independent Accountants
                           ----------------------------------




    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-87290) of Juno Lighting, Inc. of our report dated January 16, 1997 appearing on page 17 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 1996. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 32 of this Form 10-K.





                                  PRICE WATERHOUSE LLP
                                  Chicago, Illinois
                                  February 25, 1997