Form 10-Q
period 1997-02-28
JUNO LIGHTING INC
filed 1997-04-14
CIK 723888

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        February 28, 1997
For the quarterly period ended ...........................................

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


There were 18,513,012 common shares outstanding as of March 31, 1997.

<PAGE 2>

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    =====================================

                                                     (In Thousands)
                                              February 28,        November 30,
                ASSETS                            1997                1996
                                              ------------        ------------
                                              (Unaudited)         (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     2 967         $     3 473
      Marketable securities                        64 467              67 622
      Accounts receivable, less
           allowance for possible losses
           of $638,000 and $554,000                20 749              21 725
      Inventories at lower of cost or market       23 819              23 275
      Prepaid expenses and miscellaneous            4 208               4 346
                                                  -------             -------
                TOTAL CURRENT ASSETS              116 210             120 441
                                                  -------             -------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $15,418,000 and $14,611,000                  43 911              42 805
OTHER ASSETS:                                     -------             -------
      Marketable securities                        10 770              10 720
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,917,000 and $1,877,000                4 107               4 148
      Miscellaneous                                    68                  67
                                                  -------             -------
                TOTAL OTHER ASSETS                 14 945              14 935
                                                  -------             -------
                                              $   175 066         $   178 181
                                                  =======             =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     3 479         $     4 132
      Accrued liabilities                           7 570              11 844
                                                  -------             -------
                TOTAL CURRENT LIABILITIES          11 049              15 976
                                                  -------             -------
LONG-TERM DEBT & DEFERRED INCOME TAXES              6 310               6 544
                                                  -------             -------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           outstanding 18,563,412 & 18,563,412        186                 186
      Paid-in-capital                               4 915               4 915
      Cumulative marketable securities
           valuation adjustment                       357                 670
      Cumulative loss on foreign
           currency translation               (       247)        (       197)
      Retained earnings                           153 292             150 883
                                                  -------             -------
                                                  158 503             156 457
      Less Treasury stock, at cost,
           50,400 shares                      (       796)        (       796)
                                                  -------             -------
                TOTAL STOCKHOLDERS' EQUITY        157 707             155 661
                                                  -------             -------
                                              $   175 066         $   178 181
                                                  =======             =======


              (See Notes To Consolidated Financial Statements)

<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                            February 28,    February 29,
                                                1997            1996
                                            -----------     ------------
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    30 804      $    28 186

COST OF SALES                                    16 453           16 087
                                                -------          -------
    Gross profit                                 14 351           12 099

SELLING, GENERAL AND ADMINISTRATIVE               9 512            8 722
                                                -------          -------
    Operating income                              4 839            3 377

OTHER INCOME                                        960              976
                                                -------          -------
    Income before taxes on income                 5 799            4 353

TAXES ON INCOME                                   1 909            1 397
                                                -------          -------
NET INCOME                                  $     3 890      $     2 956
                                                =======          =======


NET INCOME PER COMMON SHARE                       $0.21            $0.16
                                                =======          =======


              (See Notes To Consolidated Financial Statements)



<PAGE 4>

               JUNO LIGHTING, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
       =====================================================

                                                (In Thousands)
                                               Three Months Ended
                                               February 28, 1997
                                               ------------------
                                                   (Unaudited)

RETAINED EARNINGS, beginning of period          $   150 883

CASH DIVIDEND ($0.08 per share)                 (     1 481)

NET INCOME, three months ended
          February 28, 1997                           3 890
                                                    -------
RETAINED EARNINGS, end of period                $   153 292
                                                    =======


         (See Notes To Consolidated Financial Statements)


<PAGE 5>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS

                             OF CASH FLOWS
                     ==================================

                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 29,
                                                1997           1996
                                            -----------    -----------
                                            (Unaudited)     (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income                                $     3 890    $     2 956
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                 849            745
        Changes in assets and liabilities:
           Decrease in accounts
              receivable                            927            751
           (Increase) in inventory          (       544)   (       479)
           Decrease in prepaid expense              303          1 416
           Decrease in other
              assets                                  0             30
           (Decrease) Increase in accounts
              payable and accrued expenses  (     4 927)         1 453
           (Increase) in deferred taxes     (       172)   (        74)
                                                -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES:          326          6 798
                                                -------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (     1 914)   (       842)
  Purchases of marketable securities        (     3 490)   (    12 700)
  Sales of marketable securities                  6 116          9 920
                                                -------        -------
     NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                  712    (     3 622)
                                                -------        -------



                         (CONTINUED ON NEXT PAGE)

<PAGE 6>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS (CONTINUED)
                     =================================

                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 29,
                                                1997           1996
                                            ___________     ___________
                                            (Unaudited)     (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Purchase of Treasury stock                          0    (       637)
  Proceeds from exercise of stock
     options                                          0            140
  Dividend paid                             (     1 481)   (     1 475)
  Principal payments on long-term debt      (        63)   (       114)
                                            ___________    ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                (     1 544)   (     2 086)
                                            ___________     ___________

NET (DECREASE) INCREASE IN CASH             (       506)         1 090

CASH AT BEGINNING OF PERIOD                       3 473          6 519
                                            ___________      ___________

CASH AT END OF PERIOD                       $     2 967    $     7 609
                                            ===========      ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:


  Cash paid during the period for:
     Interest                              $        67     $        86
     Income taxes                                  239             255


                    (SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS)

<PAGE 7>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           ====================================================


FINANCIAL INFORMATION

      The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1996 was derived from the Company's audited consolidated financial statements.


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)

                                       February 28,         November 30,
                                           1997                 1996
                                       -----------          -----------
       Finished goods                  $    11 664          $    11 241
       Raw materials                        12 155               12 034
                                           -------              -------
                                       $    23 819          $    23 275
                                           =======              =======

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                       February 28,    February 29,
                                           1997            1996

       3 months ended                  18,524,796      18,487,650


<PAGE 8>
        ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION
        ========================================================


RESULTS OF OPERATIONS:
_____________________

Three Months Ended February 28, 1997 Compared With Three Months
_______________________________________________________________
Ended February 29, 1996
_______________________

           During the first quarter ended February 28, 1997, net sales increased 9.3% to $30,804,000 compared to $28,186,000 for the like period in 1996. This increase in sales is due primarily to a favorable comparison against disappointing sales results in the first quarter of 1996 and increased demand for new products introduced in 1996. Sales through Juno's Canadian subsidiary increased 18.5% to $1,701,000 compared to $1,435,000 for the like period in 1996. This increase, in Management' opinion, is primarily due to market share gains.

           Cost of sales as a percentage of net sales decreased to 53.4% for the quarter, compared to 57.1% for the like period in 1996. This decrease is due primarily to one-time bonus expenditures in the first quarter of 1996 resulting from the labor contract settlement in the Fall of 1995, with the remainder due to reductions in raw materials costs and benefits associated from retooling of high volume parts.

           Selling, general and administrative expenses increased by $790,000 (9.1%) primarily due to advertising and promotional costs associated with new product introductions, increases in freight costs, increases in salaries and benefits, and increases in legal fees. These increases in the first quarter of 1997 were offset by one-time expenditures in the like period of 1996 relating to an executive relocation agreement and to costs relating to a national sales meeting to introduce new products, and as a result, the percentage of sales remained consistent with 1996 levels at 30.9%.

           As a result of the above factors, operating income increased to 15.7% of sales as compared to 12.0% for the like period in 1996.


LIQUIDITY AND CAPITAL RESOURCES:
_______________________________


           During the three month period ended February 28, 1997, the Company generated positive net cash flow from operating activities of $326,000. This was comprised principally of net income, depreciation and amortization, decreases in accounts receivable and prepaid expenses (collectively aggregating $5,969,000), net of increases in inventory of $544,000 and accounts payable of $4,927,000. The Company used the net cash provided from operating activities to finance capital expenditures of $1,914,000 and pay dividends of $1,481,000 ($.08 per common share).

           On March 3, 1997, the Company announced the declaration of a cash dividend of 8 cents per share payable April 15, 1997, to stockholders of record on March 14, 1997. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

<PAGE 9>


                       PART II - OTHER INFORMATION
                       ===========================


Item 1. Legal Proceedings - Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 for a description of an action filed by Juno Online Services, L.P.


Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders - None


Item 5. Other Information - None


Item 6. (a)  Exhibits - None

        (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.



<PAGE 10>
                              SIGNATURES
                              ==========



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JUNO LIGHTING, INC.



                          By:
                             George J. Bilek, Vice President Finance
                             ---------------------------------------
                             (Principal Financial Officer)




Dated:     April 14, 1997