Form 10-Q
period 1997-05-31
JUNO LIGHTING INC
filed 1997-07-15
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        May 31, 1997
For the quarterly period ended ...........................................

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

                                              Yes ..X...  No .....


There were 18,513,012 common shares outstanding as of June 30, 1997.


<PAGE 2>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                    (In Thousands)
                                                  May 31,     November 30,
                ASSETS                             1997           1996
                                                ----------    ------------
                                               (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     2 863     $     3 473
      Marketable securities                        63 824          67 622
      Accounts receivable, less
           allowance for possible losses
           of $758,000 and $554,000                24 299          21 725
      Inventories at lower of cost or market       22 684          23 275
      Prepaid expenses and miscellaneous            4 280           4 346
                                               ----------    ------------
                TOTAL CURRENT ASSETS              117 950         120 441
                                               ----------    ------------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $15,647,000 and $14,611,000                  46 658          42 805
                                               ----------    ------------
OTHER ASSETS:
      Marketable securities                        10 861          10 720
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,957,000 and $1,877,000                4 068           4 148
      Miscellaneous                                    70              67
                                               ----------    ------------
                TOTAL OTHER ASSETS                 14 999          14 935
                                               ----------    ------------
                                              $   179 607     $   178 181
                                              ===========    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     3 994     $     4 132
      Accrued liabilities                           8 250          11 844
                                              -----------    ------------
                TOTAL CURRENT LIABILITIES          12 244          15 976
                                              -----------    ------------
LONG-TERM DEBT & DEFERRED INCOME TAXES              6 117           6 544
                                              -----------    ------------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,513,012 & 18,513,012             186             186
      Paid-in-capital                               4 915           4 915
      Cumulative marketable securities
           valuation adjustment                       108             670
      Cumulative loss on foreign
           currency translation                (      276)    (       197)
      Retained earnings                           157 109         150 883
                                               ----------     -----------
                                                  162 042         156 457
      Less Treasury Stock, at cost;
           50,400 shares                       (      796)     (      796)
                                               ----------     -----------
                TOTAL STOCKHOLDERS' EQUITY        161 246         155 661
                                               ----------     -----------
                                              $   179 607     $   178 181
                                              ===========     ===========

              (See Notes To Consolidated Financial Statements)

<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                               May 31,           May 31,
                                                1997              1996
                                            (Unaudited)        (Unaudited)


NET SALES                                   $    35 832       $    35 044

COST OF SALES                                    18 808            18 094
                                            -----------       -----------
    Gross profit                                 17 024            16 950

SELLING, GENERAL AND ADMINISTRATIVE               9 677             9 581
                                            -----------       -----------
    Operating income                              7 347             7 369

OTHER INCOME                                        906               900
                                            -----------       -----------
    Income before taxes on income                 8 253             8 269

TAXES ON INCOME                                   2 955             2 942
                                            -----------       -----------
NET INCOME                                  $     5 298       $     5 327
                                            ===========       ===========


NET INCOME PER COMMON SHARE                       $0.29             $0.29
                                                  =====             =====


              (See Notes To Consolidated Financial Statements)

<PAGE 4>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Six Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1997            1996
                                            (Unaudited)      (Unaudited)


NET SALES                                   $    66 636     $    63 229

COST OF SALES                                    35 262          34 180
                                            -----------     -----------
    Gross profit                                 31 374          29 049

SELLING, GENERAL AND ADMINISTRATIVE              19 188          18 303
                                            -----------     -----------
    Operating income                             12 186          10 746

OTHER INCOME                                      1 866           1 876
                                            -----------     -----------
    Income before taxes on income                14 052          12 622

TAXES ON INCOME                                   4 864           4 339
                                            -----------     -----------
NET INCOME                                  $     9 188     $     8 283
                                            ===========     ===========


NET INCOME PER COMMON SHARE                       $0.50           $0.45
                                                  =====           =====


              (See Notes To Consolidated Financial Statements)

<PAGE 5>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Six Months Ended
                                                   May 31, 1997
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   150 883

CASH DIVIDEND ($0.16 per share)                     (     2 962)

NET INCOME, six months ended                              9 188
         May 31, 1997
                                                    -----------
RETAINED EARNINGS, end of period                    $   157 109
                                                    ===========


             (See Notes To Consolidated Financial Statements)



<PAGE 6>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS


                                                  (In Thousands)
                                                Six Months Ended
                                            ---------------------------
                                              May 31,        May 31,
                                               1997           1996
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations     $    9 188    $    8 283
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization              1 667         1 567
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                    (    2 652)   (    2 590)
           Decrease (Increase)in inventory         591    (    2 878)
           Decrease in prepaid expense             418           660
           (Increase) Decrease in
              other assets                  (        2)           47
           (Decrease) Increase in accounts
              payable and accrued expenses  (    3 650)        1 206
           (Decrease) in deferred taxes     (      302)   (      102)
                                            -----------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES        5 258         6 193
                                            -----------   -----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Proceeds on sale of building                   1 731             0
  Capital expenditures                      (    7 320)   (    2 142)
  Purchases of marketable securities        (    6 951)   (   26 389)
  Sales of marketable securities                 9 759        22 301
                                            -----------   -----------
NET CASH (USED IN) INVESTING ACTIVITIES     (    2 781)   (    6 230)
                                            -----------   -----------


                         (Continued on Next Page)


<PAGE 7>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS (CONTINUED)
                      _________________________________


                                                   (In Thousands)
                                                  Six Months Ended
                                            ---------------------------
                                               May 31,        May 31,
                                                1997            1996
                                            (Unaudited)     (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Purchase of Treasury Stock                 (        0)    (       637)
  Proceeds from exercise of stock
     options                                          0            352
  Dividend paid                             (     2 962)   (     2 949)
  Principal payments on long-term debt      (       125)   (       229)
                                            ___________    ___________

NET CASH (USED IN) FINANCING ACTIVITIES     (     3 087)   (     3 463)
                                            ___________    ___________

NET (DECREASE) IN CASH                      (      610)    (     3 500)

CASH AT BEGINNING OF PERIOD                       3 473          6 519
                                            ___________    ___________

CASH AT END OF PERIOD                       $     2 863    $     3 019
                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                               $       123    $       164
     Income taxes                                 4 621          3 578



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

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three months ended May 31, 1997 and for the three months ended May 31, 1996 would have been the same as that presented for the respective periods.

INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                          May 31,           November 30,
                                           1997                 1996

       Finished goods                  $     9 701          $    11 241
       Raw materials                        12 983               12 034
                                       -----------          -----------
                                       $    22 684          $    23 275
                                       ===========          ===========

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                          May 31,        May 31,
                                           1997           1996

       3 months ended                  18,525,768      18,482,825
       6 months ended                  18,525,930      18,483,816



<PAGE 9>

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ===========================================================

RESULTS OF OPERATIONS:
----------------------
Three Months Ended May 31, 1997 Compared With Three Months
----------------------------------------------------------
Ended May 31, 1996
------------------
      During the second quarter ended May 31, 1997, net sales increased by 2.0% to $35,832,000 compared to $35,044,000 for the like period in 1996.
Sales increases, principally as a result of new products introduced in 1996 were reduced, in part, by sales declines through its wholly owned subsidiary Indy Lighting. Sales through Juno's Canadian subsidiary increased 11.5% to $2,092,000 compared to $1,876,000 for the like period in 1996.

      Cost of sales as a percentage of net sales increased to 52.5% for the quarter, compared to 51.6% for the like period in 1996. Decreases in raw material costs and benefits from retooling were offset by higher labor and overhead costs. Some of these increases, as a percentage of sales, were due to reduced sales levels at Indy Lighting.

      Selling, general and administrative expenses expressed as a percentage of sales decreased slightly to 27.0% as compared to 27.3% in 1996 due to economies of scale associated with the increase in sales.

      As a result of the above factors, operating income decreased to 20.5% of sales as compared to 21.0% for the like period in 1996.


Six Months Ended May 31, 1997 Compared With Six Months
------------------------------------------------------
Ended May 31, 1996
------------------
      During the six month period ended May 31, 1997, net sales increased 5.4% to $66,636,000 compared to $63,229,000 for the like period in 1996. Sales increases were due primarily to favorable comparisons against relatively low sales results in the first quarter of 1996 and increased demand for new products introduced in 1996 and were reduced, in part, by sales declines from Indy Lighting.

      Cost of sales as a percentage of net sales decreased to 52.9% for the six month period compared to 54.1% for the like period in 1996. This decrease is due primarily to favorable comparisons versus the first half of 1996 which included a one-time bonus expenditure resulting from a 1995 labor contract settlement. In addition, decreases in raw material costs and benefits associated from retooling were reduced by higher labor and overhead costs.


                     (Continued on Next Page)


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)
==============================================================

     Selling, general and administrative expenses as a percentage of sales decreased to 28.8% as compared to 29.0% in 1996 once again due to economies of scale associated with the increase in sales.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
     During the six month period ended May 31, 1997, the Company generated positive net cash flow from operating activities of $5,258,000. This was comprised of net income, depreciation and amortization, decreases in inventory and prepaid expenses (collectively aggregating $11,864,000), net of increases in accounts receivable of $2,652,000 and decreases in accounts payable of $3,650,000. In addition, the Company generated $1,731,000 of cash from the proceeds on the sale of one of its three buildings currently on the real estate market in Des Plaines, Illlinois. The Company used the net cash provided from operating activities to finance capital expenditures of $7,320,000, primarily for its new factory and corporate office facility, and pay dividends of $2,962,000 ($.16 per common share).

      On, June 2, 1997, the Company announced the declaration of a cash dividend of 8 cents per share payable July 15, 1997, to shareholders of record June 13, 1997. The Board of Directors intends to consider regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met with internally generated funds.






<PAGE 11>

                    PART II - OTHER INFORMATION
                    ===========================



Item 1. Legal Proceedings - Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 for a description of an action filed by Juno Online Services, L.P.

        Juno Online filed an Amended Complaint in the United States District Court for the Northern District of Illinois on February 25, 1997.
        The four-count Amended Complaint seeks a declaration of rights
        (Count I), and relief for trademark misuse (Count II), for violations of Section 43(a) of the Lanham Act (Count III), and for unfair competition and deceptive trade practices under Illinois state law (Count IV).

        Juno answered the Amended Complaint on March 18, 1997, and filed a Counterclaim seeking injunctive and other relief for Juno Online's violations of the Lanham Act, for trademark dilution, for unfair competition, for violation of Illinois' Uniform Deceptive Trade Practices Act, for violation of Illinois' Consumer Fraud and Deceptive Trade Practices Ace, and for violation of Illinois' Anti-Dilution Act. On that same date, Juno filed a Motion to Dismiss Counts II, III and IV of Juno Online's Amended Complaint and to strike all of Juno Online's claims for monetary relief. The Motion to Dismiss has been fully briefed and is awaiting a ruling by the court.


Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders

             The 1997 Annual Meeting of Stockholders of Juno Lighting, Inc. was held on April 29, 1997.

             At the meeting, Ronel W. Giedt and Allan Coleman were elected directors to serve for a term ending at the 2000 Annual Meeting of Stockholders. The results of the votes were as follows:

                                                    ABSTEN-   BROKERS
         NAME                VOTES FOR    WITHHELD   TIONS   NON-VOTES
         --------------      ----------   -------   -------  ---------
         Ronel W. Giedt      16,043,787   463,490   463,190      0
         Allan Coleman       16,040,207   467,070   463,190      0


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


                          JUNO LIGHTING, INC.



                          By:  George J. Bilek
                             ---------------------------------------
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     July 15, 1997