Form 10-Q
period 1997-08-31
JUNO LIGHTING INC
filed 1997-10-09
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                     August 31, 1997
For the quarterly period ended ...........................................

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

                                         Yes ..X...  No .....

There were 18,527,570 common shares outstanding as of September 30, 1997.


<PAGE 2>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    =====================================
                                                     (In Thousands)
                                               August 31,    November 30,
                ASSETS                            1997           1996
                ------                        (Unaudited)    (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents             $     4 456    $     3 473
      Marketable securities                      64 403         67 622
      Accounts receivable, less
           allowance for possible losses
           of $952,000 and $554,000              25 306         21 725
      Inventories at lower of cost or market     22 298         23 275
      Prepaid expenses and miscellaneous          4 151          4 346
                                            -----------    -----------
            TOTAL CURRENT ASSETS                120 614        120 441
                                            -----------    -----------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $16,375,000 and $14,611,000                48 488         42 805
                                            -----------    -----------
OTHER ASSETS:
      Marketable securities                      11 120         10 720
      Goodwill and other intangibles, net
           of accumulated amortization of
           $2,001,000 and $1,877,000              4 633          4 148
      Miscellaneous                                 112             67
                                            -----------    -----------
             TOTAL OTHER ASSETS                  15 865         14 935
                                            -----------    -----------
                                            $   184 967    $   178 181
                                            ===========    ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                      $     5 526    $     4 132
      Accrued liabilities                         7 516         11 844
                                            -----------    -----------
         TOTAL CURRENT LIABILITIES               13 042         15 976
                                            -----------    -----------
LONG-TERM DEBT & DEFERRED INCOME TAXES            5 799          6 544

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,527,570 & 18,513,012           186            186
      Paid-in-capital                             4 915          4 915
      Cumulative marketable securities
           valuation adjustment                     482            670
      Cumulative loss on foreign
           currency translation             (       302)   (       197)
      Retained earnings                         161 416        150 883
                                            -----------    -----------
                                                166 697        156 457
      Less Treasury Stock, at cost;
           35,842 & 50,400 shares            (      571)     (     796)
                                            -----------    -----------
                TOTAL STOCKHOLDERS' EQUITY      166 126        155 661
                                            -----------    -----------
                                            $   184 967    $   178 181
                                            ===========    ===========

              (See Notes To Consolidated Financial Statements)

<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                               1997            1996
                                            ----------      ----------
                                            (Unaudited)     (Unaudited)


NET SALES                                  $    37 238     $    34 869

COST OF SALES                                   18 471          17 457
                                           -----------     -----------
    Gross profit                                18 767          17 412

SELLING, GENERAL AND ADMINISTRATIVE             10 530           9 076
                                           ------------    -----------
    Operating income                             8 237           8 336

OTHER INCOME                                       899             920
                                           -----------     -----------
    Income before taxes on income                9 136           9 256

TAXES ON INCOME                                  3 324           3 364
                                           -----------     -----------
NET INCOME                                 $     5 812     $     5 892
                                           ===========     ===========


NET INCOME PER COMMON SHARE                     $0.31           $0.32
                                                =====           =====






              (See Notes To Consolidated Financial Statements)

<PAGE 4>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Nine Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                                1997          1996
                                           -----------     -----------
                                           (Unaudited)     (Unaudited)


NET SALES                                 $   103 874     $    98 099

COST OF SALES                                  53 733          51 638
                                          -----------     -----------
    Gross profit                               50 141          46 461

SELLING, GENERAL AND ADMINISTRATIVE            29 719          27 379
                                          -----------     -----------
    Operating income                           20 422          19 082

OTHER INCOME                                    2 765           2 796
                                          -----------     -----------
    Income before taxes on income              23 187          21 878

TAXES ON INCOME                                 8 187           7 703
                                          -----------     -----------
NET INCOME                                $    15 000     $    14 175
                                          ===========     ===========


NET INCOME PER COMMON SHARE                    $0.81           $0.77
                                               =====           =====



              (See Notes To Consolidated Financial Statements)


<PAGE 5>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
           =====================================================

                                                  (In Thousands)
                                                 Nine Months Ended
                                                  August 31, 1997
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   150 883

CASH DIVIDEND ($0.24 per share)                     (     4 443)

REISSUANCE OF TREASURY STOCK                        (        24)

NET INCOME, nine months ended August 31, 1997            15 000
                                                    -----------
RETAINED EARNINGS, end of period                    $   161 416
                                                    ===========




             (See Notes To Consolidated Financial Statements)


<PAGE 6>
                  JUNO LIGHTING, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS
                  =====================================

                                                        (In Thousands)
                                                       Nine Months Ended
                                                  ---------------------------
                                                   August 31,        August 31,
                                                     1997              1996
                                                  (Unaudited)      (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations           $   15 000       $   14 175
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                    2 438            2 324
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                          (    3 685)      (    4 281)
           Decrease (Increase) in inventory              977       (    3 294)
           Decrease in prepaid expense                   351              871
           (Increase) Decrease in other assets    (      654)              48
           (Decrease) Increase in accounts
              payable and accrued expenses        (    2 852)             915
           (Decrease) in deferred taxes           (      557)      (      189)
                                                  -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:            11 018           10 569
                                                  -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Proceeds on sale of building                         1 731                0
  Capital expenditures                            (    9 876)      (    4 503)
  Purchases of marketable securities              (   15 201)      (   34 368)
  Sales of marketable securities                      17 741           30 087
                                                  -----------      -----------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                                (    5 605)      (    8 784)
                                                  -----------      -----------



                          (Continued on Next Page)

<PAGE 7>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS (CONTINUED)
                      ================================


                                                       (In Thousands)
                                                      Nine Months Ended
                                                  --------------------------
                                                  August 31,       August 31,
                                                     1997              1996
                                                  __________       ___________
                                                  (Unaudited)      (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from sale of Common Stock thru
     Employee Purchase Plan                              201                0
  Purchase of Treasury Stock                               0        (     637)
  Proceeds from exercise of stock
     options                                               0              400
  Dividend paid                                   (    4 443)      (    4 425)
  Principal payments on long-term debt            (      188)      (      343)
                                                  ___________      ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                      (    4 430)     (     5 005)
                                                 ___________      ___________

NET INCREASE (DECREASE) IN CASH                          983       (    3 220)

CASH AT BEGINNING OF PERIOD                            3 473            6 519
                                                  ___________      ___________

CASH AT END OF PERIOD                             $    4 456       $    3 299
                                                  ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                                    $       183      $       242
     Income taxes                                      8 199            7 140



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

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for the three months ended August 31, 1997 and for the three months ended August 31, 1996 would have been the same as that presented for the respective periods.

INVENTORIES

       Inventories are summarized as follows:

                                               (In Thousands)
                                         August 31,     November 30,
                                             1997            1996
                                       -----------     -----------

       Finished goods                  $     7 413     $    11 241
       Raw materials                        14 885          12 034
                                       -----------     -----------
                                       $    22 298     $    23 275
                                       ===========     ===========

NET INCOME PER COMMON SHARE

       Net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                       August 31,      August 31,
                                          1997            1996
                                       ----------      ----------
       3 months ended                  18,541,948      18,495,403
       9 months ended                  18,531,970      18,488,538






<PAGE 9>

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ===========================================================

RESULTS OF OPERATIONS:

Three Months Ended August 31, 1997 Compared With Three Months
-------------------------------------------------------------
Ended August 31, 1996
---------------------
      During the third quarter ended August 31, 1997, net sales increased by 6.8% to $37,238,000 compared to $34,869,000 for the like period in 1996. This increase is due principally to new products introduced in 1996 and sales increases through its wholly owned subsidiary Indy Lighting. Sales through Juno's Canadian subsidiary increased 8.4% to $2,374,000 compared to $2,190,000 for the like period in 1996.

      Cost of sales as a percentage of net sales decreased to 49.6% for the quarter, compared to 50.1% for the like period in 1996 due primarily to reductions in raw material costs.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 28.3% for the third quarter of 1997 compared with 26.0% for the like period in 1996 due in part to one-time charges to effect field repairs of a defective component in certain exit and emergency lighting fixtures sold by Juno. The fixtures from this recently introduced product line required the replacement of an electronic component that was supplied by a vendor.

      As a result of the above factors, operating income decreased to 22.1% of sales as compared to 23.9% for the like period in 1996.


Nine Months Ended August 31, 1997 Compared With Nine Months
-----------------------------------------------------------
Ended August 31, 1996
---------------------
      During the nine month period ended August 31, 1997, net sales increased 5.9% to $103,874,000 compared to $98,099,000 for the like period in 1996. Sales increases were due primarily to favorable comparisons against relatively low sales results in the first quarter of 1996 and increased demand for new products introduced in 1996 and were reduced, in part, by sales declines from Indy Lighting for the first six months of 1997.

      Cost of sales as a percentage of net sales decreased to 51.7% for the nine month period compared to 52.6% for the like period in 1996 due to favorable comparisons versus 1996 and decreases in raw material costs.


                     (Continued on Next Page)
<PAGE 10>
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)
     =========================================================

     Selling, general and administrative expenses as a percentage of sales increased to 28.6% as compared to 27.9% in 1996 due to the same factors cited above including charges for field repairs of a defective component in certain exit and emergency lighting fixtures aggregating approximately $700,000.



LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
     During the nine month period ended August 31, 1997, the Company generated positive net cash flow from operating activities of $11,018,000. This was comprised of net income, depreciation and amortization, and decreases in inventory and prepaid expenses (collectively aggregating $18,766,000), net of increases in accounts receivable of $3,685,000 and accounts payable of $2,852,000. The Company used the net cash provided from operating activities to finance capital expenditures of $9,876,000, primarily for its new factory and corporate office facility, and pay dividends of $4,443,000 ($.24 per common share).

     The Company has finalized the construction phase of its new factory and corporate office facility in Des Plaines, Illinois.
It is anticipated that occupancy will be completed by October 15, 1997. The cost of the project, including furniture and equipment, totals approximately $22.3 million and has been financed out of existing corporate funds.

     On September 2, 1997, the Company announced the declaration of a cash dividend of 8 cents per share payable October 15, 1997, to shareholders of record September 15, 1997. The Board of Directors intends to consider regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met with internally generated funds.




<PAGE 11>
                       PART II - OTHER INFORMATION
                       ===========================



Item 1. Legal Proceedings - Reference is made to Item 3 of Part I of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1996 for a description of an action filed by Juno Online Services, L.P.

        Juno Online filed an Amended Complaint in the United States District Court for the Northern District of Illinois on February 25, 1997. The four-count Amended Complaint seeks a declaration of rights (Count I), and relief for trademark misuse (Count II), for violations of Sections 43(a) of the Lanham Act (Count III), and for unfair competition and deceptive trade practices under Illinois state law (Count IV).

        Juno answered the Amended Complaint on March 18, 1997, and filed a Counterclaim seeking injunctive and other relief for Juno Online's violations of the Lanham Act, for trademark dilution, for unfair competition, for violation of Illinois' Uniform Deceptive Trade Practices Act, for violation of Illinois' Consumer Fraud and Deceptive Trade Practices Act, and for violation of Illinois' Anti-Dilution Act. On that same date, Juno filed a Motion to Dismiss Counts II, III and IV of Juno Online's Amended Complaint and to strike all of Juno Online's claims for monetary relief. On September 30, 1997, the District Court granted Juno's Motion to Dismiss Counts II, III and IV, entered judgment in Juno's favor on Count II, dismissed Counts III and IV, and struck all claims for monetary relief, including punitive damages in the Amended Complaint.


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


                          JUNO LIGHTING, INC.



                          By:______________________________________
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     October 9, 1997