Form 10-K
period 1997-11-30
JUNO LIGHTING INC
filed 1998-02-25
CIK 723888

===========================================================================
                   SECURITIES AND EXCHANGE C0MMISSION

                        Washington, D.C.  20549


                                F0RM  10-K
(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended November 30, 1997

                                    OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from           to           .

                      Commission file number 0-11631


                           JUNO  LIGHTING,  INC.
          (Exact name of registrant as specified in its charter)


        Delaware                            36-2852993
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

  1300 S. Wolf Road
  P.0. Box 5065
  Des Plaines, Illinois                     60017-5065
(Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code: (847) 827-9880


Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                  Title of each class          on which registered

                      None                         None

Securities registered pursuant to Section 12(g) of the Act:
<PAGE 2>
                  Common Stock, par value $.01 per share
                       Common Share Purchase Rights

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

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 1998:  $292,437,670

At January 31, 1998, 18,559,770 shares of common stock were outstanding.







                    DOCUMENTS INCORPORATED BY REFERENCE


1.   Registrant's Proxy Statement for its 1998 Annual Meeting of
     Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

<PAGE 3>
                              PART I


ITEM 1.  BUSINESS

General Development of Business
-------------------------------
    Juno Lighting, Inc. began operations in 1976 and was incorporated in Illinois. It changed its state of incorporation to Delaware in 1983. Executive offices and principal plant are located at 1300 S. Wolf Road, Des Plaines, Illinois 60017-5065, a suburb of Chicago; the telephone number is (847)827-9880. Juno also has facilities in the Los Angeles, Indianapolis, Toronto, Philadelphia, Dallas and Atlanta areas. The term "Juno" as used herein means Juno Lighting, Inc.; the term "Company" as used herein means Juno Lighting, Inc. and its subsidiaries, collectively.

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

     Approximately 94% of the Company's sales in fiscal 1997 were in the United States and most of the balance in Canada. The
Company's sales are made primarily to electrical distributors, as well as to certain wholesale lighting outlets.

     The Company's products are marketed primarily to distributors who resell the products for use in new residential, commercial and institutional construction and in remodeling existing structures. The Company therefore cannot determine with any precision the percentage of its revenues derived from sales of products installed in each type of building nor can it determine the percentage of its products sold for new construction as compared to remodeling. The Company's sales, like those of the lighting fixture industry in general, are

<PAGE 4>
partly dependent on levels of activity in new construction and remodeling. No assurances can be given that historic levels of activity will increase or be maintained.

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

     Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. One line of Juno trac fixtures allows each track light to be controlled by either of two switches and includes a series of miniature low voltage halogen track lights that provides higher lumens per watt than standard incandescent light sources. In the fall of fiscal 1997

<PAGE 5>
Juno introduced Trac-Sign (patent pending) which is a line of flexible, internally illuminated sign products that work in conjunction with its existing track system. The product consists of an aluminum enclosure which utilizes a fluorescent light source and permits the end-user to easily and economically display and light advertising material in the form of standard-size transparencies.


     Juno also produces and markets a line of miniature trac lighting products under the name Trac 12. This is a low voltage trac lighting system featuring small individual fixtures and a miniature lamp holder used in linear lighting applications.

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

     In June of 1997, Juno acquired Advanced Fiberoptic Technologies, Inc., a designer and manufacturer of a system of fiberoptic lighting products. This system consists of an illuminator, which uses either halogen or high intensity discharge light sources, fiberoptic cable and in some cases fixtures. The electrically powered illuminator generates the light and transfers it into the ends of the optical fiber. The principal advantage of fiberoptic lighting is that it provides light at the application level free of heat and ultraviolet light.

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

         Juno, Indy, Trac-Master, Real Nail and Air-Loc are registered trademarks of Juno.

<PAGE 6>
Production
----------
     Substantially all of the Company's products are designed and engineered by its staff. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. Nevertheless, the Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines plant and at Indy's Indianapolis assembly facilities.

     The Company believes that utilization of sub-contractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available.

     The Company spent approximately $4,719,000, $4,309,000 and
$3,685,000 on research, development and testing of new products and development of related tooling in fiscal 1997, 1996 and 1995, respectively.

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

     Indy sells its products primarily to the commercial construction industry. Indy's products are generally shipped from the factory directly to the job site.
<PAGE 7>
     The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 1997.


Competition
-----------
     There are no published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that Juno's sales place Juno among the five highest-selling manufacturers of track and recessed lighting products in the United States, but that two competitors have substantially larger sales. Since the Company introduced its line of Exit and Emergency lighting products in fiscal 1996, management believes that its share of this market has been insignificant. The Company estimates that there are more than fifty manufacturers of competing track, recessed and exit and emergency lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent, high intensity discharge, exit and emergency and decorative lighting products. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies which have substantially greater resources than the Company.

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

Employees
---------
     The Company employs approximately 1,061 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 1999 and September 1998, respectively.

<PAGE 8>
ITEM 2.  PROPERTIES
-------------------
         In October, 1997 Juno moved its executive offices, principal assembly and warehouse operations to a newly constructed building located in Des Plaines, Illinois of approximately 510,000 square feet of space. This facility replaces Juno's previous facility also located in Des Plaines, Illinois which consisted of three buildings totalling approximately 350,000 square feet of space.
The construction cost of the new facility including furniture and equipment was $22,470,000. The cost of the project was financed out of existing funds. During fiscal 1997 Juno sold two of the three buildings that comprised its previous facility which generated proceeds of $4,322,000 and a gain of $397,000. The
Company plans to sell the remaining building.

     Juno owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 92,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $336,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

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

     Juno filed a motion to dismiss based on lack of personal jurisdiction, or in the alternative, a motion to transfer for improper venue or to a more convenient forum. The court denied the motion to dismiss, but granted the motion to transfer the case to the United States District Court for the Northern District of Illinois. The transfer order was entered on January 13, 1997.
<PAGE 9>
     Juno Online filed an Amended Complaint in the United States District
Court for the Northern District of Illinois on February 25, 1997. The four-count Amended Complaint seeks a declaration of rights (Count I), and relief for trademark misuse (Count II), for violations of Sections 43(a) of the Lanham Act (Count III), and for unfair competition and deceptive trade practices under Illinois state law (Count IV).

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

     Juno intends to vigorously defend itself in this action. While no assurance can be given as to the outcome of this case, Juno believes that this case will not have a material adverse effect on its financial condition or results of operation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
         None.

Executive Officers Of The Registrant

     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 1998:

Name                       Age     Positions Held
----                       ---     -----------------------------------
Robert S. Fremont           73     Chairman of the Board,
                                   Chief Executive Officer and Director
Glenn R. Bordfeld           51     Vice President, Sales
Thomas W. Tomsovic          56     Vice President, Operations and
                                   Director
George J. Bilek             43     Vice President, Finance and Treasurer
Charles F. Huber            56     Vice President, Corporate Development

      There are no family relationships among the above officers, nor an arrangement or understanding between any officer and any other person pursuant to which the officer was elected. None of the officers has been involved in any legal

<PAGE 10>
proceedings of the nature described in Item 401(f) of Regulation S-K. All officers were last elected to their present positions with Juno on April 29, 1997. The term of each officer of Juno expires at the meeting of the Board of Directors on the date of the 1998 Annual Meeting of the Stockholders.


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

      Charles F. Huber has been Vice President, Corporate Development since December, 1992. From January, 1989 to December, 1992 he was employed by the Company as the Director of Corporate Development. From October, 1984 to January, 1989 he was employed by Reliance Electric, Inc., a manufacturer and distributor of electrical products, as its Vice President and General Manager.
<PAGE 11>
                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
----------------------------------------------------------
STOCKHOLDER MATTERS
-------------------

Common Stock and Dividend Information

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market.

As of January 31, 1998 there were 417 holders of record of Common Stock, at least 300 of which own 100 or more shares.

                             Fiscal 1997               Fiscal 1996

                   High       Low    Dividends     High     Low     Dividends
                                     Per Share                      Per Share
                  ------    ------   ---------    ------    ---     ---------
First Quarter     16-7/8    14-1/2       $.08     18-1/2     15        $.08

Second Quarter    17-1/8    14-1/2        .08     18-1/8     13         .08

Third Quarter     17-1/2    14-7/8        .08     17-1/8    14-5/8      .08

Fourth Quarter    19-5/8    14-3/4        .08     17-1/4    14-1/2      .08


<PAGE 12>

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                            FINANCIAL HIGHLIGHTS

                                        (in thousands except per share amounts)
Year ended November 30,       1997      1996      1995       1994       1993
                              ----      ----      ----       ----       ----
Net Sales                   $139,855  $131,479  $126,364   $126,777   $109,098

Gross Profit                $ 67,974  $ 63,160  $ 61,279   $ 65,549   $ 55,861

Net income                  $ 20,303  $ 19,897  $ 19,974   $ 22,907   $ 18,213

Percent of net income to       14.5%     15.1%     15.8%      18.1%      16.7%
   net sales

Net income per common share    $1.10     $1.08     $1.08      $1.23       $.98

Cash dividends per common      $ .32     $ .32     $ .30      $ .26       $.22
   share

Total Assets               $187,389   $178,181  $160,089   $145,756   $126,266

Long - Term Debt           $  3,385   $  4,433  $  5,976   $  6,404   $  6,856

Stockholders' Equity       $170,630   $155,661  $141,368   $126,748   $107,977

Stockholders' Equity per      $9.20      $8.41     $7.66      $6.87      $5.87
   common share

Working Capital            $110,876   $104,465  $102,294   $ 89,451   $ 72,964


Current Ratio             10.5 to 1   7.5 to 1 10.6 to 1   9.5 to 1   8.8 to 1

<PAGE 13>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------
Results of Operations
---------------------
This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally; levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Fiscal 1997 Compared to Fiscal 1996. For the fiscal year ended November 30, 1997, net sales increased approximately $8,376,000 or 6.4% to $139,855,000 from $131,479,000 for the like period in 1996. This increase is due primarily to sales of new products introduced in 1996. Sales through Juno's Canadian subsidiary increased 11.2% to $8,571,000 for the year ended November 30, 1997 compared to $7,711,000 for the like period in 1996.

  Gross profit expressed as a percentage of sales increased slightly to 48.6% in fiscal 1997 compared to 48.0% in fiscal 1996 due primarily to reductions in raw material costs and improvements in manufacturing productivity.

  Selling, general and administrative expenses as a percentage of sales increased to 29.0% in fiscal 1997 compared to 28.0% in fiscal 1996 due, in part, to costs associated with the Company's move to its new factory and corporate office facilities in the fourth quarter of 1997. In addition, Juno incurred one-time charges in 1997 to effect field repairs of a defective component in certain exit and emergency lighting fixtures. The fixtures from this product line required the replacement of an electric component that was supplied by a vendor.

  The effective income tax rate for fiscal 1997 increased to 35.3% compared to 33.9% for fiscal 1996. Since the Company's investment portfolio consists largely of municipal bonds, the interest earned is substantially tax exempt. Therefore, in periods when operating earnings increase compared to prior years, the relationship of tax-exempt income to total income decreases thus producing a higher effective income tax rate.


Fiscal 1996 Compared to Fiscal 1995. For the fiscal year ended November 30, 1996, net sales increased approximately $5,115,000 or 4.0% to $131,479,000 from $126,364,000 for the like period in 1995. This increase is due primarily to sales of new products introduced in 1996 and improved sales through its wholly-owned subsidiary, Indy Lighting, Inc. These increases were offset by
<PAGE 14>
continuing price competition and sluggish demand from certain end use markets during the first half of 1996. Sales through Juno's Canadian subsidiary increased 9.7% to $7,711,000 for the year ended November 30, 1996 compared to $7,032,000 for the like period in 1995.

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


Financial Condition
-------------------
FISCAL 1997 The Company generated positive cash flow from operating activities of $17,200,000 comprised principally of net income, depreciation and amortization, and a decrease in inventory (collectively aggregating $24,355,000), net of a decrease in accrued liabilities ($3,773,000) and an increase in accounts receivable ($1,359,000). Miscellaneous other assets increased to $4,456,000 from $67,000 due to the reclassification of the Company's remaining unsold building to other assets in recognition of its status as a non-productive asset.

  The Company used the net cash provided from operating activities to finance capital expenditures of $13,226,000, primarily for its new factory and office facility, make principal payments on long-term debt of $1,048,000 and pay dividends of $5,925,000, which reflected a quarterly dividend rate of $.08 per share.
<PAGE 15>
   On October 22, 1997 the Company announced the declaration of a cash dividend of $.09 per share payable January 15, 1998 to stockholders of record December 15, 1997. This represents a 13% increase from the previous quarterly rate of $.08 per share.

  The Company has completed its new factory and corporate office facility in Des Plaines, Illinois. Final occupancy took place on October 12, 1997. The cost of the project, including furniture and equipment, amounted to $22,470,000 and was financed out of existing corporate funds.

  The Company generated additional positive cash flow of $4,322,000 from the sale of two of its three buildings, all of which were vacant due to the move to the new corporate facility. The company used these proceeds to retire an existing Industrial Development Revenue Bond of approximately $950,000.


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

<PAGE 16>
   On November 1, 1995, the Board of Directors authorized the purchase by the Company of up to 1,000,000 shares of its outstanding common stock. The authorization is effective for a 12-month period.

OTHER MATTERS Partly in response to an assessment of the Company's exposure to year 2000 issues, the Company has initiated a program to upgrade its business hardware and software. The cost of this program will be capitalized for accounting purposes and approximate $3,000,000 in fiscal 1998. Based on management's evaluation to date, management is not aware of any other significant costs to be incurred in connection with the resolution of year 2000 issues.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

<PAGE 17>

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          PAGE

Index to Financial Statements

Financial Statements:

    Report of Independent Accountants                           18

    Consolidated Statements of Income for the
     three years ended November 30, 1997                        19

    Consolidated Balance Sheets at November 30,
       1997 and 1996                                         20-21

    Consolidated Statements of Stockholders' Equity
       for the three years ended November 30, 1997              22

    Consolidated Statements of Cash Flows for the
       three years ended November 30, 1997                      23

    Notes to Consolidated Financial Statements               24-32


Financial Statement Schedule:

    For the three years ended November 30, 1997
       Valuation and Qualifying Accounts                       40


<PAGE 18>
      Report of Independent Accountants
      ---------------------------------




To the Board of Directors and
 Stockholders of Juno Lighting, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICE WATERHOUSE LLP
Chicago, Illinois
January 15, 1998

<PAGE 19>
                                      CONSOLIDATED STATEMENTS OF INCOME


                                     (In thousands except share amounts)

Year ended November 30,                  1997        1996        1995
                                      --------    --------     --------
Net sales                             $139,855    $131,479     $126,364
Cost of sales                           71,881      68,319       65,085
                                      --------    --------     --------
Gross profit                            67,974      63,160       61,279

Selling, General and Administrative     40,601      36,766       33,634
                                      --------    --------     --------
Operating income                        27,373      26,394       27,645
                                      --------    --------     --------
Other income (expense):
     Interest expense                     (244)       (317)        (374)
     Interest and dividend income        3,946       3,957        3,633
     Miscellaneous                         318          78           10
                                      --------    --------     --------
         Total other income              4,020       3,718        3,269
                                      --------    --------     --------
Income before taxes on income           31,393      30,112       30,914
Taxes on income                         11,090      10,215       10,940
                                      --------    --------     --------
Net income                            $ 20,303     $19,897      $19,974
                                      ========    ========     ========

Net income per common share           $   1.10     $  1.08      $  1.08
                                      ========     =======      =======

Average number of common shares     18,540,835   18,494,548    18,563,341
outstanding

See notes to consolidated financial statements.

<PAGE 20>
CONSOLIDATED BALANCE SHEET
                                                       (in thousands)

November 30,                                                  1997         1996
                                                          --------      -------
Assets
Current:
     Cash                                                 $  6,806      $ 3,473
     Marketable securities                                  65,766       67,622
     Accounts receivable, less allowance for doubtful
         accounts of $907,000 and $554,000                  22,533       21,725
     Inventories                                            22,707       23,275
     Prepaid expenses and miscellaneous                      4,696        4,346
                                                           -------      -------
         Total current assets                              122,508      120,441
                                                           -------      -------
Property and equipment:
     Land                                                    7,322        8,719
     Building and improvements                              31,372       21,694
     Tools and dies                                          7,117        5,911
     Machinery and equipment                                 6,299        5,422
     Computer equipment                                      2,060        1,480
     Office furniture and equipment                          2,166        1,990
     Construction-in-process                                     -       12,200
                                                           -------     --------
                                                            56,336       57,416
     Less accumulated depreciation                         (11,887)    ( 14,611)
                                                           -------      -------
         Net property and equipment                         44,449       42,805
                                                           -------      -------
Other assets:
     Marketable securities                                  11,373       10,720
     Goodwill and other intangibles,
         net of accumulated amortization of
         $1,367,000 and $1,877,000                           4,603        4,148
     Miscellaneous                                           4,456           67
                                                          --------      -------
         Total other assets                                 20,432       14,935

Total assets                                              $187,389     $178,181
                                                          ========     ========
<PAGE 21>
CONSOLIDATED BALANCE SHEET
                                                                (in thousands)
November 30,                                                 1997         1996
                                                             ----         ----
Liabilities
Current:
     Accounts payable                                     $  3,579      $ 4,132
     Accrued liabilities                                     7,938       10,301
     Current maturities of long-term debt                      115        1,543
                                                          --------      -------
         Total current liabilities                          11,632       15,976
                                                          --------      -------
Long-term debt, less current maturities                      3,385        4,433
                                                          --------      -------
Deferred income taxes payable                                1,742        2,111

Commitments
Stockholders' Equity
     Common stock, $.01 par value; 50,000,000 shares
          authorized, 18,563,412 and 18,563,412
          shares issued.                                       186          186
     Paid-in capital                                         4,934        4,915
     Cumulative marketable securities valuation
         adjustment                                            723          670
     Cumulative (loss) on foreign currency translation        (395)        (197)
     Retained earnings                                     165,238      150,883
                                                           -------      -------
                                                           170,686      156,457

Less: Treasury stock, at cost; 3,642 and 50,400 shares         (56)        (796)
                                                           -------      -------
         Total stockholders' equity                        170,630      155,661
                                                          --------     --------
Total liabilities and stockholders' equity                $187,389     $178,181
                                                          ========     ========


See notes to consolidated financial statements.
<PAGE 22>

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands)

Years ended November 30,
1995, 1996 and 1997                                 Cumulative     Cumulative
                                                    Marketable     Gain (Loss)
                                    Common Stock    Securities     on Foreign
                                 Amount   Paid-In   Valuation      Currency       Retained   Treasury
                                $.01 PAR  Capital   Adjustment     Translation    Earnings   Stock       Total
                                --------  -------   ----------     -----------    --------  --------     ------
Balance, December 1, 1994           $185   $3,922     $   -              $(273)    $122,914   $     -    $126,748
   Effect of SFAS 115 Adoption         -       -     (1,011)                 -            -         -      (1,011)
   Treasury stock purchased            -       -          -                  -            -    (1,034)     (1,034)
   Exercise of stock options           -      397         -                  -            -         -         397
   Tax benefit of stock
        options exercised              -       96         -                  -            -         -          96
   Net income for 1995                 -       -          -                  -       19,974         -      19,974
   Gain on foreign currency
        translation                    -       -          -                 72            -         -          72
   Cash dividend ($0.30 per share)     -       -          -                  -       (5,546)        -      (5,546)
   Change in unrealized
        holding gains                  -        -     1,672                  -            -         -       1,672
                                --------  -------   -------         -----------     -------    -------    -------
Balance, November 30, 1995           185    4,415       661               (201)     137,342    (1,034)    141,368
   Treasury stock purchased            -        -         -                  -            -      (637)       (637)
   Treasury stock reissued             -        -         -                  -         (453)      875         422
   Exercise of stock options           1      379         -                  -            -         -         380
   Tax benefit of stock options
        exercised                      -      121         -                  -            -         -         121
   Net income for 1996                 -       -          -                  -       19,897         -      19,897
    Gain on foreign currency
        translation                    -       -          -                  4            -         -           4
   Cash dividend ($0.32 per share)     -       -          -                  -       (5,903)        -      (5,903)
   Change in unrealized holding
        gains                          -       -          9                  -            -         -           9
                                --------  -------   -------          ----------     -------      -----    -------
Balance, November 30, 1996           186    4,915       670               (197)     150,883      (796)    155,661
  Treasury stock reissued              -        -         -                  -          (23)      740         717
  Tax benefit of stock options
       exercised                       -       19         -                   -           -         -          19
  Net income for 1997                  -        -         -                   -      20,303         -      20,303
  (Loss) on foreign currency
       translation                     -        -         -                 (198)         -         -        (198)
  Cash dividend ($0.32 per share)      -        -         -                  -       (5,925)        -      (5,925)
  Change in unrealized holding gains   -        -        53                  -            -         -          53
                                 --------  ------   -------          ------------  --------      ------  --------
   Balance, November 30, 1997        $186  $4,934      $723                $(395)  $165,238      $(56)   $170,630
                                 ========  ======   =======          ============  ========      ======  ========


See notes to financial statements.

<PAGE 23>
     CONSOLIDATED STATEMENTS OF CASH FLOW

                                                       (in thousands)

Year ended November 30,                               1997      1996      1995
                                                   -------    -------   -------
   Net income                                      $20,303    $19,897   $19,974
   Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                   3,484      3,074     2,785
     Gain on sale of assets                           (397)         -         -
     Increase (decrease) in allowance for doubtful     353       (300)       73
         accounts
     Deferred income taxes                            (369)       (18)       79
     Changes in assets and liabilities:
         (Increase) decrease in accounts receivable (1,359)    (1,965)      215
          Decrease (increase) in inventory             568     (3,692)   (1,372)
         (Increase) decrease in prepaid expenses      (386)       714    (1,727)
         (Increase) decrease in other assets          (671)        55       (19)
         (Decrease) increase in accounts payable      (553)         3       710
         (Decrease) increase in accrued liabilities (3,773)     4,394      (552)
                                                    -------    ------    ------
Net cash provided by operating activities           17,200     22,162    20,166
                                                    -------    ------    ------
Cash flows provided by (used in) investing activities:
   Purchases of marketable securities              (22,514)   (43,226)  (47,741)
   Proceeds from sales of marketable securities     23,807     37,531    39,808
   Proceeds from sale of assets                      4,322          -         -
   Capital expenditures                            (13,226)   (13,316)   (3,708)
                                                   -------    -------   --------
Net cash (used in) investing activities             (7,611)   (19,011)  (11,641)
                                                   -------    -------   -------
Cash flows provided by (used in) financing activities:
   Principal payments on long-term debt             (1,048)      (458)     (428)
   Dividends paid                                   (5,925)    (5,903)   (5,546)
   Purchase of treasury stock                            -       (637)   (1,034)
   Proceeds from sale of common stock through
     Employee Stock Purchase Plan                      202          -         -
   Proceeds from exercise of stock options             515        801       397
                                                    -------    -------   -------
Net cash (used in) financing activities             (6,256)    (6,197)   (6,611)
                                                    -------    -------   -------
Net increase (decrease) in cash                      3,333     (3,046)    1,914
Cash at beginning of year                            3,473      6,519     4,605
                                                   -------    -------   -------
Cash at end of year                                $ 6,806    $ 3,473   $ 6,519
                                                   =======    =======   =======

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest                                      $   256    $   320   $   360
     Income Taxes                                  $11,781    $10,577   $11,670

See notes to consolidated financial statements.

<PAGE 24>
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS       Juno Lighting, Inc.

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

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 1997 and 1996 amounted to approximately $3,287,000 and $2,887,000, respectively.

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

<PAGE 25>
INCOME TAXES The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

RESEARCH AND DEVELOPMENT The Company spent approximately $4,719,000, $4,309,000 and $3,685,000 on research, development and testing of new products and development of related tooling in fiscal 1997, 1996 and 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's marketable securities are recorded at market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

FOREIGN CURRENCY TRANSLATION The financial statements of the Company's Canadian subsidiary have been translated in accordance with the provisions of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation" using local currency as the functional currency.

EARNINGS PER SHARE Earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Share and per share information have been adjusted for all stock splits.

STOCK-BASED COMPENSATION In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") which is effective for the Company's year ended November 30, 1997. As permitted by SFAS 123, the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 1997 and 1996.

NEW ACCOUNTING PRONOUNCEMENTS The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in February 1997. This statement establishes new standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997; earlier adoption is not permitted. Adoption of this statement will require the presentation of basic and diluted earnings per share. If the statement had been adopted, pro forma basic and diluted earnings per share, for fiscal years 1997, 1996 and 1995 would have been the same as that presented for the respective periods.

MARKETABLE SECURITIES Marketable securities consist principally of tax exempt municipal bonds. The amortized cost of available-for-sale securities approximated the estimated market value of such securities at November 30, 1997; gross unrealized holding gains and losses were not significant.

<PAGE 26>
The estimated market value of available-for-sale securities at November 30, 1997, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay certain of these securities.

                                              (in thousands)
         Maturity                                 $ 6,117
         After one through ten years               49,557
         Over ten years                            18,371
         Not due at a single maturity date          3,094
                                                  -------
                                                  $77,139
                                                  =======

Gross realized gains and losses on sales were not material.

INVENTORIES
Inventories consist of the following:

                                                              (in thousands)

November 30,                                                  1997      1996
                                                           -------   -------
Finished goods                                             $ 7,762   $11,241
Raw materials                                               14,945    12,034
                                                            ------    ------
Total                                                      $22,707   $23,275
                                                            ======    ======

Work in process inventories are not significant in amount and are included in finished goods.

ACCRUED LIABILITIES
Accrued liabilities consist of the following:

                                                                (in thousands)

November 30,                                                     1997      1996
                                                              -------   -------
Compensation and benefits                                     $ 3,697   $ 3,302
Current income taxes                                              323       427
Promotional programs                                            1,282     1,190
Real estate taxes                                                 826       985
Commissions                                                       378       394
Construction costs                                                923     3,787
Other                                                             509       216
                                                              -------   -------
Total                                                         $ 7,938   $10,301
                                                              =======   =======
<PAGE 27>
LONG-TERM DEBT
Long-term debt consists of the following:

                                                                (in thousands)

November 30,                                                   1997      1996
                                                             ------     ------
Industrial Development Revenue
   Bond, payable $17,708 per month plus
   interest at 65% of prime  through December 1996,
   and a final payment of approximately
   $1,270,000 in January 1997.                             $     -     $ 1,293
Industrial Development Revenue
   Bond, payable $11,667 per month plus interest at
   67% of prime through July 2004.                               -       1,073
Industrial Development Revenue
   Bond, payable in escalating installments through December
   2016, plus interest at a variable rate, generally
   approximating 67% of prime.                               3,500       3,610
                                                            ------     -------
                                                           $ 3,500     $ 5,976
Less current maturities                                        115       1,543
                                                           -------     -------
Total long-term debt                                       $ 3,385     $ 4,433
                                                           =======     =======

The aforementioned bonds are collateralized by certain land, buildings, and machinery and equipment. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows:

1998 - $115,000; 1999 - $120,000; 2000 - $125,000;
2001 - $135,000; and 2002 - $140,000.

<PAGE 28>
TAXES ON INCOME
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                            (in thousands)

November 30,                                           1997      1996      1995

Current:
   Federal                                          $ 9,494   $ 8,789   $ 9,086
   State                                              2,120     1,563     1,982
                                                    -------   -------   -------
                                                     11,614    10,352    11,068
                                                    -------   -------   -------
Deferred:
   Federal                                             (443)     (117)     (118)
   State                                                (81)      (20)      (10)
                                                    -------   -------   -------
                                                       (524)     (137)     (128)
                                                    -------   -------   -------
Total taxes on income                               $11,090   $10,215   $10,940
                                                    =======   =======   =======

Deferred tax assets (liabilities) are comprised of the following:

                                                               (in thousands)

November 30,                                                     1997      1996

Reserves for doubtful accounts                                  $ 327     $ 193
Inventory costs capitalized for tax purposes                      452       614
Compensation and benefits                                         857       716
Accrued warranty reserve                                           27         -
Accrued advertising                                               112        99
                                                                -----     -----
   Deferred tax assets                                          1,775     1,622
                                                                -----     -----
Depreciation                                                   (1,264)   (1,812)
Prepaid health and welfare costs                                 (329)     (329)
Basis difference of acquired assets                               (95)     (100)
Capitalized interest                                              (34)        -
Real estate taxes                                                (348)     (280)
Unrealized holding gains                                         (378)     (342)
                                                                -----     -----
   Deferred tax liabilities                                    (2,448)   (2,863)
                                                                -----     -----
Net deferred tax liability                                     $ (673)  $(1,241)
                                                                =====    ======
<PAGE 29>
The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:


November 30,                                           1997      1996      1995

Income taxes at statutory rate                         35.0%     35.0%     35.0%
Dividend exclusion and municipal interest              (4.2)     (4.3)     (3.8)
State and local taxes, net of federal income
   tax benefit                                          4.4       3.6       4.1
Other                                                    .1       (.4)       .1
                                                      -----      -----     -----
Effective tax rate                                     35.3%     33.9%     35.4%
                                                      =====      =====     =====

STOCK BASED COMPENSATION PLANS
The Company maintains two stock-based compensation plans: a stock option plan and a stock purchase plan. The Company's stock option plan provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. The stock option plan is designed so that options granted thereunder at 100% of the fair value of the common stock at date of grant may, under certain circumstances, be treated as "incentive stock options" as defined in Section 422 of the Internal Revenue Code as amended. Under the stock option plan, up to 600,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock have been reserved for future issuances. Under this stock purchase plan, 14,558 shares of common stock were issued at $13.81 per share in 1997.

<PAGE 30>
A summary of activity under the Company's stock option plan is as follows:


                                                                  Weighted
                                      Shares                      Average
                                      Available        Options    Exercise
                                      for Grant     Outstanding   Price
Balance at
 November 30, 1994                     411,000        360,000       $13.58
   Options Granted                           -        146,000       $14.44
   Options Exercised                         -        (55,000)      $ 7.36
   Options Canceled                          -         (6,000)      $19.63
Balance at                             -------        -------       ------
 November 30, 1995                     271,000        445,000       $14.53
   Options Granted                           -          1,000       $18.25
   Options Exercised                         -       (109,000)      $ 7.32
   Options Canceled                          -        (12,000)      $16.75
Balance at                             -------        -------       ------
 November 30, 1996                     282,000        325,000       $16.87
   Options Granted                           -         21,000       $16.16
   Options Exercised                         -        (32,000)      $16.00
   Options Canceled                          -        (62,000)      $16.76
Balance at                             -------        -------       ------
 November 30, 1997                     323,000        252,000       $16.95
                                       =======        =======       ======

A summary of outstanding and exercisable stock options as of November 30, 1997, is as follows:
                       Options Outstanding               Options Exercisable
              --------------------------------------    --------------------
                            Weighted
                            Averaged        Weighted                Weighted
Range of                    Remaining       Average                 Average
Exercise      Number of     Contractual     Exercise    Number of   Exercise
Prices        Shares        Life(in years)  Price       Shares      Price
--------      --------      -------------   --------    --------    ---------
$14.44        108,000           8.0          $14.44       43,000      $14.44
$15.38         14,000           9.1          $15.38            -           -
$16.69-18.50   47,000           7.3          $18.46       24,600      $18.48
$19.63         83,000           6.0          $19.63       49,800      $19.63
              -------       -------------   -------      -------     -------
              252,000           7.3          $16.95      117,400      $17.49
              =======       =============   =======      =======     =======

As permitted under SFAS 123, the Company has elected to continue to follow APB Opinion No. 25 in accounting for stock-based awards.

Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock-based awards granted after November 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model.

<PAGE 31>
The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 1997 and 1996 was $7.54 and $6.74 per share, respectively, under the Company's Stock Option Plan and $4.77 and $5.08, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumption:

                                                 1997          1996
                                                ------        ------
Expected life (in years)                            8             8
Expected volatility                              35.9%         38.2%
Dividend yield                                    2.0%          2.0%
Risk free interest rate                           6.0%          6.3%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended November 30, 1997 and 1996:
                                      (in thousands except per share amounts)
                                                   1997         1996
                                                -------      -------
Net income as reported                          $20,303      $19,897
Pro forma net income                             20,223      $19,866

Earnings per share as reported                  $  1.10      $  1.08
Pro forma earnings per share                       1.09         1.07

The pro forma effect on net income and earnings per common share for 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

PROFIT SHARING PLAN
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $181,000, $163,000 and $163,000 in 1997, 1996 and 1995,
respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $598,000, $569,000 and $558,000 in 1997, 1996 and 1995,
respectively.

COMMON SHARES
Pursuant to a dividend distribution declared by the Board of Directors in 1989, each common share outstanding has one non-voting common share purchase right. The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement. These rights expire on August 3, 1999.

<PAGE 32>

COMMITMENTS AND CONTINGENCIES
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 1997 are as follows:


November 30,                                             (in thousands)

1998                                                          $ 923
1999                                                            754
2000                                                            541
2001                                                            154
2002                                                             81
                                                             ------
Total                                                        $2,453
                                                             ======

Total rent expense charged to operations amounted to approximately $823,000, $897,000 and $760,000 for the years ended November 30, 1997, 1996 and 1995, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
A summary of selected quarterly information for 1997 and 1996 is as follows:

                              (in thousands except per share amounts)

1997 Quarter Ended         Feb. 28     May  31   Aug. 31   Nov. 30      Total
-----------------------------------------------------------------------------
Net Sales                   $30,804    $35,832   $37,238   $35,981    $139,855
Gross Profit                 14,351     17,024    18,767    17,832      67,974
Net Income                    3,890      5,298     5,812     5,303      20,303
--------------------------------------------------------------------------------
Net Income Per Common Share $   .21    $   .29   $   .31   $   .29    $   1.10
================================================================================

                                (in thousands except per share amounts)
1996 Quarter Ended         Feb. 29     May  31   Aug. 31   Nov. 30      Total
------------------------------------------------------------------------------
Net Sales                  $28,186     $35,044   $34,869   $33,380    $131,479
Gross Profit                12,099      16,950    17,412    16,699      63,160
Net Income                   2,956       5,327     5,892     5,722      19,897
------------------------------------------------------------------------------
Net Income Per Common Share $   .16    $   .29   $   .32   $   .31    $   1.08
==============================================================================

<PAGE 33>
ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Fremont and Mr. Tomsovic are members of the Board and are executive officers of the Company. Mr. Lewis is a Board member and an officer of the Company but not an executive officer. Other than the Compensation Committee members and Mr. Fremont, who attends meetings of the Compensation Committee at the request of the Compensation Committee and makes recommendations regarding the compensation level of executive officers other than himself, no current or former officer or employee of the Company or its subsidiaries participated in the deliberations of the Board concerning executive compensation during the fiscal year ended November 30, 1997. Mr. Lewis is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in the fiscal year ended November 30, 1997, and Mr. Ball is the Chairman of Philpott, Ball & Co., an investment banking firm which provided investment banking services to the Company in such fiscal year.

<PAGE 34>
                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
               ON FORM 8-K
               -----------
   14(a)(1).  Financial Statements - Appear as part of Item 8 of this
              --------------------
               Form 10-K.


              Supplementary Data
              ------------------
                  The supplementary data required by Item 302 of Regulation S-K is contained on page 32 of this Annual Report on Form 10-K.

              Report of Independent Accountants
              ---------------------------------
                  The Report of the Company's Independent Accountants, Price Waterhouse LLP, dated January 15, 1998, on the consolidated financial statements as of and for the fiscal years ended November 30, 1997, November 30, 1996 and November 30, 1995, is filed as a part of this Annual Report on Form 10-K on page 18.

   14(a)(2).  Financial Statement Schedule:
              ----------------------------
              The following financial statement schedule is submitted in response to this Item 14(a)2 on page 40 of this Annual Report on Form 10-K.

              Schedule II - Valuation and Qualifying Accounts and Reserves.

              Report of Independent Accountants Relating to Schedule.
              ------------------------------------------------------
                  The Report of the Company's Independent Accountants, Price Waterhouse LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 1997 and November 30, 1996 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 35.

                  Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

<PAGE 35>
        Report of Independent Accountants on
        ------------------------------------
                   Financial Statement Schedule
                   ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 15, 1998, appearing on page 18 of this 1997 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE LLP
Chicago, Illinois
January 15, 1998

<PAGE 36>
14(a)(3).     Exhibits

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

               10.2(a) Trust Indenture dated as of December 1,
                       1991 by and between the Indiana
                       Development Finance Authority and First
                       Wisconsin Trust Company, as Trustee, with respect to Industrial Development Revenue Bonds, Series 1991 (Juno Lighting, Inc. Project). Filed as Exhibit 10.1(a) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1992.
<PAGE 37>
                10.3 Agreement among Juno Lighting, Inc., the City of Des Plaines and American National Bank and Trust Company of Chicago. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, made effective September 1, 1983 (Registration No. 2-85267).

                10.4  Juno Lighting, Inc. 1983 Stock Option
                      Plan, as amended, filed as Exhibit 10.1
                      to the Company's Annual Report on
                      Form l0-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1983.

                10.4(a)First Amendment to the Juno Lighting, Inc.
                       1983 Stock Option Plan dated April 9,
                       1986, filed as Exhibit 10.2(a) to the
                       Company's Annual Report on Form 10-K (SEC
                       File No. 0-11631) for the fiscal year
                       ended November 30, 1986.

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

                 10.6 Juno Lighting, Inc. 401(K) Plan, Amended and Restated effective December 1, 1987, executed June 1, 1994.
<PAGE 38>
                10.6(a) Juno Lighting, Inc. 401(K) Trust,
                        effective December 1, 1985, executed
                        June 1, 1994.

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

         14(b)     Reports on Form 8-K
         ------------------------------
                No reports on Form 8-K for the three months ended
                November 30, 1997 were filed by the Company with the Securities and Exchange Commission.

<PAGE 39>

                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 1998.

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

        Signatures         Title                    Date
        -----------        -----------------       -----------------

/s/Robert S. Fremont       Director and Chief       February 25, 1998
--------------------       Executive Officer
Robert S. Fremont




/s/George J. Bilek         Vice President, Finance  February 25, 1998
------------------         and Treasurer (Principal
George J. Bilek            Financial and Accounting
                           Officer)


/s/Thomas W. Tomsovic      Director                 February 25, 1998
---------------------
Thomas W. Tomsovic


/s/Julius Lewis            Director                 February 25, 1998
----------------
Julius Lewis


/s/Allan Coleman           Director                 February 25, 1998
----------------
Allan Coleman


/s/George M. Ball          Director                 February 25, 1998
-----------------
George M. Ball

<PAGE 40>

                                 JUNO LIGHTING, INC. AND SUBSIDIARIES
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            (in thousands)



Column A                                 Column B    Column C     Column D    Column E      Column F

                                                                              Other
                                         Balance     Charged                  charges
                                            at       to costs     Deductions  add (deduct)  Balance
                                         beginning     and        describe    describe      at end
Description                              of period   expenses        (a)         (b)        of period
                                         ---------   --------     ----------  ------------  ---------
Deducted from assets to which they
 apply:

 Allowance for doubtful accounts:
       Year ended November 30, 1997          $554        $929        $574         $(2)        $907
       Year ended November 30, 1996           854         549         850           1          554
   Year ended November 30, 1995               781         399         327           1          854

____________________________________

NOTE:

  (a)   Write off of bad debts, less recoveries.
  (b)   Foreign currency translation.


<PAGE 41>
                               EXHIBIT INDEX


Exhibit
Number                                                                 Page


         The following exhibits are filed herewith:

      11.1   Computations of Net Income Per Common Share.               44

      21.1   Subsidiaries of the Registrant.                            45

      23.1   Consent of Price Waterhouse.                               46


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

<PAGE 42>
Exhibit
Number                                                             Page


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

10.4(b) Third Amendment to the Juno Lighting, Inc. 1983 Stock____
        Option Plan dated May 6, 1987, filed as Exhibit 10.2(b) to the Company's Annual Report on Form 10-K (SEC File
        No. 0-11631) for the fiscal year ended November 30, 1987.

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

10.5    Agreement dated as of July 1, 1984 among Juno         ____
        Lighting, Inc., the City of Des Plaines, Illinois and
        American National Bank and Trust Company of Chicago.
        Filed as Exhibit 10.1(b) to the Company's Registration
        Statement on Form S-1, made effective December 13, 1984
        (Registration No. 2-94147).
<PAGE 43>
Exhibit
Number                                                             Page


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

<PAGE 44>
                          Exhibit 11.1



                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 COMPUTATIONS OF NET INCOME PER COMMON SHARE
                 ___________________________________________


                                          1997          1996           1995
                                       ----------    ----------     ----------
Average number of common shares
   outstanding during the year         18,522,270    18,451,366     18,483,220
                                       ----------    ----------     ----------

   Common equivalents:
     Shares issuable under
        outstanding options               148,153       147,854        139,300

     Shares which could have
        been purchased based
        on the average market
        value for the period              129,588       104,672         59,179
                                       ----------     ---------       --------
   Shares for the portion of the
     period that the options
     were outstanding                      18,565        43,182         80,121
                                       ----------      ---------      --------
   Average number of common and
     common equivalent shares
     outstanding during the
     year                              18,540,835    18,494,548     18,563,341
                                       ==========    ==========     ==========

NET INCOME                            $20,303,252   $19,897,162    $19,974,262
                                       ==========    ==========     ==========

NET INCOME PER COMMON SHARE                 $1.10         $1.08          $1.08
                                            =====         =====          =====

<PAGE 45>
                       Exhibit 21.1


           SUBSIDIARIES OF JUNO LIGHTING, INC.


                                          State or Jurisdiction
    Name of Subsidiary                     of Incorporation
    ------------------------              ----------------------
    Juno Manufacturing, Inc.                 Illinois

    Indy Lighting, Inc.                      Indiana

    Juno Lighting, Ltd.                        Canada

    Advanced Fiberoptic
             Technologies, Inc.                  Florida


<PAGE 46>
                              Exhibit 23.1




                     Consent of Independent Accountants
                     ----------------------------------




    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-87290) of Juno Lighting, Inc. of our report dated January 15, 1998 appearing on page 18 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 1997. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 35 of this Form 10-K.





                                  PRICE WATERHOUSE LLP
                                     Chicago, Illinois
                                     February 25, 1998