Form 10-Q
period 1998-02-28
JUNO LIGHTING INC
filed 1998-04-14
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        February 28, 1998
For the quarterly period ended ...........................................

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ................... to ....................

                        0-11631
Commission File Number ..........

                             JUNO LIGHTING, INC.
 ..........................................................................
           (Exact name of registrant as specified in its charter)

      Incorporated in Delaware                            36-2852993
 ..........................................................................
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      1300 S. Wolf Road, Des Plaines, Illinois               60017-5065
 ..........................................................................
      (Address of principal executive offices)              (Zip Code)

                               847 - 827 - 9880
 ..........................................................................
            (Registrant's telephone number, including area code)

      2001 S. Mt. Prospect Rd., Des Plaines, IL              60017-5065
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


There were 18,560,570 common shares outstanding as of March 31, 1998.

<PAGE 2>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    =====================================
                                                     (In Thousands)
                                              February 28,        November 30,
                ASSETS                            1998                1997
                                              (Unaudited)         (Unaudited)
                                              -----------         -----------
CURRENT ASSETS:
      Cash and cash equivalents               $     2 007         $     6 806
      Marketable securities                        72 255              65 766
      Accounts receivable, less
           allowance for possible losses
           of $991,000 and $907,000                23 321              22 533
      Inventories at lower of cost or market       23 468              22 707
      Prepaid expenses and miscellaneous            4 469               4 696
                                               ----------           ---------
                TOTAL CURRENT ASSETS              125 520             122 508
                                               ----------           ---------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $12,783,000 and $11,887,000                  45 134              44 449
OTHER ASSETS:
      Marketable securities                        11 656              11 373
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,409,000 and $1,367,000                4 332               4 603
      Miscellaneous                                 4 703               4 456
                                               ----------           ---------
                TOTAL OTHER ASSETS                 20 691              20 432
                                               ----------           ---------
                                              $   191 345         $   187 389
                                               ==========           =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                        $     4 256         $     3 579
      Accrued liabilities                           7 979               8 053
                                               ----------          ----------
                TOTAL CURRENT LIABILITIES          12 235              11 632
                                               ----------          ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES              5 166               5 127
                                               ----------          ----------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           outstanding 18,563,412 & 18,563,412        186                 186
      Paid-in-capital                               4 934               4 934
      Cumulative marketable securities
           valuation adjustment                       928                 723
      Cumulative loss on foreign
           currency translation               (       392)        (       395)
      Retained earnings                           168 332             165 238
                                              -----------          ----------
                                                  173 988             170 686
      Less Treasury stock, at cost,
           2,842 and 3,642 shares            (        44)         (        56)
                                              ----------           ----------
                TOTAL STOCKHOLDERS' EQUITY       173 944              170 630
                                              ----------           ----------
                                             $   191 345         $    187 389
                                              ==========           ==========

              (See Notes To Consolidated Financial Statements)

<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Three Months Ended
                                            --------------------------
                                            February 28,    February 28,
                                                1998           1997
                                            (Unaudited)     (Unaudited)


NET SALES                                   $    34 386        $    30 804

COST OF SALES                                    17 616             16 453
                                                 ------             ------
    Gross profit                                 16 770             14 351

SELLING, GENERAL AND ADMINISTRATIVE              10 468              9 512
                                                 ------             ------
    Operating income                              6 302              4 839

OTHER INCOME                                        931                960
                                                  -----              ------
    Income before taxes on income                 7 233              5 799

TAXES ON INCOME                                   2 467               1 909
                                                 ------              ------
NET INCOME                                  $     4 766         $     3 890
                                                 ======              ======


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)   $0.26               $0.21
                                                 ======              ======


              (See Notes To Consolidated Financial Statements)


<PAGE 4>


               JUNO LIGHTING, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
       =====================================================

                                               (In Thousands)
                                              Three Months Ended
                                              February 28, 1998
                                                 (Unaudited)
                                              ----------------
RETAINED EARNINGS, beginning of period          $   165 238

CASH DIVIDEND ($0.09 per share)                 (     1 670)

REISSUANCE OF TREASURY STOCK                    (         2)

NET INCOME, three months ended
          February 28, 1998                           4 766
                                                 ----------
RETAINED EARNINGS, end of period                $   168 332
                                                 ==========



         (See Notes To Consolidated Financial Statements)

<PAGE 5>

                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS
                     ==================================

                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 28,
                                                1998           1997
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income                                $     4 766    $     3 890
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                 938            849
        Changes in assets and liabilities:
           (Increase) Decrease in accounts
              receivable                    (       785)           927
           (Increase) in inventory          (       761)   (       544)
           Decrease in prepaid expense              120            303
           (Increase) Decrease in other
              assets                        (        19)             0
           Increase (Decrease) in accounts
              payable and accrued expenses          602    (     4 927)
           Deferred income taxes                     68    (       172)
                                              ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:        4 929            326
                                              ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Capital expenditures                      (     1 580)   (     1 914)
  Purchases of marketable securities        (    12 392)   (     3 490)
  Sales of marketable securities                  5 931          6 116

    NET CASH (USED IN) PROVIDED BY INVESTING ----------      ---------
        ACTIVITIES                          (     8 041)           712
                                             ----------      ---------

<PAGE 6>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS (CONTINUED)
                      _______________________________


                                                  (In Thousands)
                                                Three Months Ended
                                            ---------------------------
                                            February 28,   February 28,
                                                1998           1997
                                            ___________    ___________
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from exercise of stock
     options                                        12               0
  Dividend paid                             (     1 670)   (     1 481)
  Principal payments on long-term debt      (        29)   (        63)
                                            ___________     ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                (     1 687)   (     1 544)
                                            ___________     ___________

NET (DECREASE) IN CASH                      (     4 799)   (       506)

CASH AT BEGINNING OF PERIOD                       6 806          3 473
                                            ___________    ___________

CASH AT END OF PERIOD                       $     2 007    $     2 967
                                            ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                             $         41    $        67
     Income taxes                                  208            239



             (See Notes To Consolidated Financial Statements)

<PAGE 7>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



FINANCIAL INFORMATION

       The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1997 was derived from the Company's audited consolidated financial statements.


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)

                                       February 28,         November 30,
                                           1998                 1997

       Finished goods                $     8 808          $     7 762
       Raw materials                      14 660               14 945
                                      ----------           ----------
                                     $    23 468          $    22 707
                                      ==========           ==========

NET INCOME PER COMMON SHARE

       Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                            THREE MONTHS ENDED
                                            ------------------
                                       February 28,    February 28,
                                           1998           1997
                                       ----------      ----------
       Basic                           18,559,970      18,513,012
       Diluted                         18,584,295      18,524,796

<PAGE 8>
     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS AND FINANCIAL CONDITION
     =========================================================


RESULTS OF OPERATIONS:
_____________________

Three Months Ended February 28, 1998 Compared With Three Months
_______________________________________________________________
Ended February 28, 1997
_______________________

       During the first quarter ended February 28, 1998, net sales increased by 11.6% to $34,386,000 compared to $30,804,000 for the like period in 1997. This increase was not confined to any particular product line, market or geographic area, but, in management's opinion, is reflective of an overall increase in demand from improving economic conditions. Sales through Juno's Canadian subsidiary increased 3.1% to $1,754,000 compared to $1,701,000 for the like period in 1997.

       Cost of sales as a percentage of net sales decreased to 51.2% for the quarter, compared to 53.4% for the like period in 1997 due to increased productivity, stable raw material costs and benefits resulting from the retooling of high volume parts.

       Selling, general and administrative expenses expressed as a percentage of sales decreased slightly to 30.4% for the first quarter of 1998 compared with 30.9% for the like period in 1997 due primarliy to economies of scale associated with the sales increase.

       As a result of the above factors, operating income increased to 18.3% of sales as compared to 15.7% for the like period in 1997.


LIQUIDITY AND CAPITAL RESOURCES:
_______________________________


       During the three month period ended February 28, 1998, the Company generated positive net cash flow from operating activities of $4,929,000. This was comprised principally of net income, depreciation and amortization, and increases in accounts payable and accrued expenses (collectively aggregating $6,306,000), net of increases in accounts receivable of $785,000 and inventory of $761,000. The Company used the net cash provided from operating activities to finance capital expenditures of $1,580,000, pay dividends of $1,670,000 and to increase its investment portfolio by $6,461,000.

       On March 2, 1998, the Company announced the declaration of a cash dividend of 9 cents per share payable April 15, 1998, to stockholders of record on March 16, 1998. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
   ===================================================================

Not applicable.

<PAGE 9>
                       PART II - OTHER INFORMATION
                       ===========================



Item 1. Legal Proceedings - Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1997 for a description of Juno Online Services, L.P. ("Juno Online") vs. Juno Lighting, Inc. and Network Solutions, Inc. (Civil Action
        No. 96-1505-A in the United States District Court, Eastern District of Virginia) (the "Juno Online Case"). The parties settled the
        Juno Online Case in February 1998 and exchanged mutual releases.


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




Dated:     April 14, 1998