Form 10-Q
period 1998-05-31
JUNO LIGHTING INC
filed 1998-07-14
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                        May 31, 1998
For the quarterly period ended ...........................................

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ................... to ....................

                        0-11631
Commission File Number ..........

                             JUNO LIGHTING, INC.
 ..........................................................................
           (Exact name of registrant as specified in its charter)

      Incorporated in Delaware                            36-2852993
 ..........................................................................
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      1300 South Wolf Road, Des Plaines, Illinois       60017-5065
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


There were 18,575,870 common shares outstanding as of June 30, 1998.

<PAGE 2>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                                (In Thousands)
                                           May 31,      November 30,
                ASSETS                       1998                1997
                                         (Unaudited)         (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $     2 479    $     6 806
      Marketable securities                        76 500         65 766
      Accounts receivable, less
           allowance for possible losses
           of $1,192,000 and $907,000              26 520         22 533
      Inventories at lower of cost or market       25 714         22 707
      Prepaid expenses and miscellaneous            3 990          4 696
                                                  -------        -------
                TOTAL CURRENT ASSETS              135 203        122 508
                                                  -------        -------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $13,606,000 and $11,887,000                  45 171         44 449
                                                  -------        -------
OTHER ASSETS:
      Marketable securities                        11 775         11 373
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,451,000 and $1,367,000                4 291          4 603
      Miscellaneous                                   355          4 456
                                                  -------        -------
                TOTAL OTHER ASSETS                 16 421         20 432
                                                  -------        -------
                                              $   196 795    $   187 389
                                                  =======        =======

      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accounts payable                        $   5 185     $     3 579
      Accrued liabilities                         7 109           8 053
                                               --------        --------
                TOTAL CURRENT LIABILITIES        12 294          11 632
                                               --------        --------
LONG-TERM DEBT & DEFERRED INCOME TAXES            5 102           5 127
                                               --------        --------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,573,970 & 18,563,412           186             186
      Paid-in-capital                             5 130           4 934
      Cumulative marketable securities
           valuation adjustment                   1 081             723
      Cumulative loss on foreign
           currency translation             (       479)    (       395)
      Retained earnings                         173 481         165 238
                                                -------         -------
                                                179 399         170 686
      Less Treasury Stock, at cost;
           0 and 3,642 shares                         0      (       56)

                TOTAL STOCKHOLDERS' EQUITY      179 399         170 630
                                                -------         -------
                                            $   196 795     $   187 389
                                                =======         =======

              (See Notes To Consolidated Financial Statements)
<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1998            1997
                                            (Unaudited)      (Unaudited)


NET SALES                                   $    40 846     $    35 832

COST OF SALES                                    20 345          18 808
                                                -------         -------
    Gross profit                                 20 501          17 024

SELLING, GENERAL AND ADMINISTRATIVE              10 873           9 677
                                                -------         -------
    Operating income                              9 628           7 347

OTHER INCOME                                      1 141             906
                                                -------         -------
    Income before taxes on income                10 769           8 253

TAXES ON INCOME                                   3 947           2 955
                                                -------         -------
NET INCOME                                  $     6 822     $     5 298
                                                =======         =======


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)   $0.37           $0.29
                                                =======         =======


              (See Notes To Consolidated Financial Statements)

<PAGE 4>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                                Six Months Ended
                                            --------------------------
                                               May 31,         May 31,
                                                1998            1997
                                            (Unaudited)      (Unaudited)


NET SALES                                 $    75 232       $    66 636

COST OF SALES                                  37 961            35 262
                                              -------           -------
    Gross profit                               37 271            31 374

SELLING, GENERAL AND ADMINISTRATIVE            21 341            19 188
                                              -------           -------
    Operating income                           15 930            12 186

OTHER INCOME                                    2 071             1 866
                                              -------           -------
    Income before taxes on income              18 001            14 052

TAXES ON INCOME                                 6 414             4 864
                                              -------           -------
NET INCOME                                $    11 587       $     9 188
                                              =======           =======


NET INCOME PER COMMON SHARE (BASIC AND DILUTED) $0.62             $0.50
                                               ======            ======


              (See Notes To Consolidated Financial Statements)

<PAGE 5>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Six Months Ended
                                                   May 31, 1998
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   165 238

CASH DIVIDEND ($0.18 per share)                     (     3 341)

REISSUANCE OF TREASURY STOCK                        (         3)

NET INCOME, six months ended                             11 587
         May 31, 1998
                                                       --------
RETAINED EARNINGS, end of period                    $   173 481
                                                       ========


             (See Notes To Consolidated Financial Statements)


<PAGE 6>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS


                                                  (In Thousands)
                                                Six Months Ended
                                            ---------------------------
                                              May 31,        May 31,
                                               1998           1997
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations     $   11 587     $    9 188
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization              1 842          1 667
        Gain on Sale of Assets               (     175)             0
        Changes in assets and liabilities:
           (Increase) in accounts
              receivable                    (    4 070)    (    2 652)
           (Increase) Decrease in inventory (    3 007)           591
           Decrease in prepaid expense             520            418
           (Increase) in other assets       (       41)    (        2)
           Increase (Decrease) in accounts
              payable and accrued expenses         662     (    3 650)
           Increase (Decrease) in deferred taxes    33     (      302)
                                               -------        -------
NET CASH PROVIDED BY OPERATING ACTIVITIES        7 351          5 258
                                               -------        -------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Proceeds on sale of building                   4 601          1 731
  Capital expenditures                      (    2 536)    (    7 320)
  Purchases of marketable securities        (   26 093)    (    6 951)
  Sales of marketable securities                15 500          9 759
                                               -------        -------
NET CASH (USED IN) INVESTING ACTIVITIES     (    8 528)    (    2 781)
                                               -------        -------


                         (Continued on Next Page)


                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                       OF CASH FLOWS (CONTINUED)
                      _________________________________


                                                   (In Thousands)
                                                  Six Months Ended
                                            ---------------------------
                                               May 31,        May 31,
                                                1998           1997
                                            (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:


  Proceeds from exercise of stock
     options                                        249              0
  Dividend paid                             (     3 341)   (     2 962)
  Principal payments on long-term debt      (        58)   (       125)
                                            ___________    ___________

NET CASH (USED IN) FINANCING ACTIVITIES     (     3 150)   (     3 087)
                                            ___________    ___________

NET (DECREASE) IN CASH                      (     4 327)   (       610)

CASH AT BEGINNING OF PERIOD                       6 806          3 473
                                            ___________    ___________

CASH AT END OF PERIOD                       $     2 479    $     2 863
                                            ___________    ___________

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                              $        78      $       123
     Income taxes                                5 810            4 621


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


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                          May 31,           November 30,
                                           1998                 1997

       Finished goods                  $    11 493          $     7 762
       Raw materials                        14 221               14 945
                                           -------              -------
                                       $    25 714          $    22 707
                                           =======              =======

NET INCOME PER COMMON SHARE

       Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                          May 31,         May 31,
                                           1998            1997

   3 months ended
            Basic                      18,564,020      18,513,012
            Diluted                    18,608,016      18,525,768

   6 months ended
            Basic                      18,562,199      18,513,012
            Diluted                    18,594,120      18,525,930


<PAGE 9>
      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ===========================================================

RESULTS OF OPERATIONS:

Three Months Ended May 31, 1998 Compared With Three Months
Ended May 31, 1997

      During the second quarter ended May 31, 1998, net sales increased by 14.0% to $40,846,000 compared to $35,832,000 for the like period in 1997.
This increase is due primarily to an overall increase in demand from improving economic conditions and is represented by solid growth across substantially all product lines and markets. Sales through Juno's Canadian subsidiary increased 10.6% to $2,278,000 compared to $2,060,000.

      Cost of sales as a percentage of net sales decreased to 49.8% for the quarter, compared to 52.5% for the like period in 1997 due to increased productivity, stable raw material costs and benefits from the redesign and retooling of high volume parts.

      Selling, general and administrative expenses expressed as a percentage of sales decreased slightly to 26.6% for the second quarter of 1998 compared with 27.0% for the like period in 1997 due primarily to economies of scale associated with the sales increase.

      As a result of the above factors, operating income increased to 23.6% of sales as compared to 20.5% for the like period in 1997.

      In addition, other income increased to $1,141,000 for the quarter compared to $906,000 for the like period in 1997 due primarily to a $175,000 gain on the sale of a building that previously was the Company's principal corporate office and assembly facility.


Six Months Ended May 31, 1998 Compared With Six Months
Ended May 31, 1997

      During the six month period ended May 31, 1998, net sales increased 12.9% to $75,232,000 compared to $66,636,000 for the like period in 1997.
Sales increases were due primarily to increases in demand from improved economic conditions.

      Cost of sales as a percentage of net sales decreased to 50.5% compared to 52.9% for the like period in 1997. This decrease is due primarily to increased productivity, stable raw material costs and benefits resulting from the redesign and retooling of high volume parts.

      Selling, general and administrative expenses as a percentage of sales decreased to 28.4% as compared to 28.8% in 1997 due to economies of scale associated with the increase in sales.


                     (Continued on Next Page)
<PAGE 10>
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)



LIQUIDITY AND CAPITAL RESOURCES:

     During the six month period ended May 31, 1998, the Company generated positive net cash flow from operating activities of $7,351,000. This was comprised principally of net income, depreciation and amortization, a decrease in prepaid expenses and an increase in accounts payable, (collectively aggregating $14,611,000), net of increases in accounts receivable of $4,070,000 and inventory of $3,007,000. The Company used the net cash provided from operating activities to finance capital expenditures of $2,536,000, pay dividends of $3,341,000 and to increase its investment portfolio by $10,593,000.

     The Company generated additional positive cash flow of $4,601,000 from the sale of the building that formerly served as the Company's principal corporate office and assembly facility. This building was previously classified in miscellaneous other assets.

      On, June 1, 1998, the Company announced the declaration of a cash dividend of 9 cents per share payable July 15, 1998, to shareholders of record June 15, 1998. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.


     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Not applicable.




<PAGE 11>

            PART II - OTHER INFORMATION
            ===========================



Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None


Item 3. Defaults Upon Senior Securities - None


Item 4. Submission of Matters to a Vote of Security Holders

             The 1998 Annual Meeting of Stockholders of Juno Lighting, Inc. was held on April 28, 1998.

             At the meeting, Robert S. Fremont and Julius Lewis were elected directors to serve for a term ending at the 2001 Annual Meeting of Stockholders. The results of the votes were as follows:

                                                    ABSTEN-   BROKERS
         NAME                VOTES FOR    WITHHELD   TIONS   NON-VOTES
                             ----------   --------  -------  ---------
         Robert S. Fremont   16,455,762      1,590  435,189      0
         Julius Lewis        16,451,352      6,000  435,189      0


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




Dated:     July 15, 1998