Form 10-Q/A
period 1998-05-31
JUNO LIGHTING INC
filed 1998-07-17
CIK 723888

FORM 10-Q/A

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


<PAGE 2>
                           EXPLANATORY NOTE

The filing amends certain previously-filed information contained in Part II.,
Item 1.  No other items have been amended.


                                 INDEX

                      PART II - OTHER INFORMATION
                      ===========================


Item 1. Legal Proceedings - On September 8, 1997, Juno Lighting, Inc. ("Juno") was served with a complaint for patent infringement alleged by Mr. Ole
          K. Nilssen (Case No. 97 C 4624 in the United States District Court for the Northern District of Illinois). In his complaint, Mr. Nilssen alleges that Juno has infringed seven of Mr. Nilssen's patents and seeks a permanent injunction against Juno's sale of products utilizing the inventions claimed by such patents and unspecified monetary damages including a request for treble damages. These patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno has filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief.

<PAGE 3>
                              SIGNATURES
                               ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the undersigned have duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                              JUNO LIGHTING, INC.


Dated: July 17, 1998               By: George J. Bilek
     --------------               --------------------------------------
                                  George J. Bilek, Vice President Finance
                                  (Principal Financial Officer)