Form 10-Q
period 1998-08-31
JUNO LIGHTING INC
filed 1998-10-14
CIK 723888

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                                     August 31, 1998
For the quarterly period ended ...........................................

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

                                         Yes ..X...  No .....

There were 18,592,569 common shares outstanding as of September 30, 1998.

<PAGE 2>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     (In Thousands)
                                               August 31,     November 30,
                ASSETS                            1998           1997
                                              (Unaudited)      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents               $    6 102     $    6 806
      Marketable securities                       76 173         65 766
      Accounts receivable, less
           allowance for possible losses
           of $1,386,000 and $907,000             28 400         22 533
      Inventories at lower of cost or market      27 574         22 707
      Prepaid expenses and miscellaneous           3 924          4 696
                                               ---------       --------
                TOTAL CURRENT ASSETS             142 173        122 508
                                               ---------       --------
PROPERTY, PLANT AND EQUIPMENT,
      less accumulated depreciation of
      $14,450,000 and $14,611,000                 45 568         44 449

OTHER ASSETS:
      Marketable securities                       11 809         11 373
      Goodwill and other intangibles, net
           of accumulated amortization of
           $1,494,000 and $1,367,000               4 471          4 603
      Miscellaneous                                  119          4 456
                                               ---------       --------
                TOTAL OTHER ASSETS                16 399         20 432
                                               ---------       --------
                                             $   204 140    $   187 389
                                               =========       ========
<PAGE 3>
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                       $     5 433    $     3 579
      Accrued liabilities                          8 777          8 053
                                                --------       --------
                TOTAL CURRENT LIABILITIES         14 210         11 632
                                                --------       --------
LONG-TERM DEBT & DEFERRED INCOME TAXES             4 181          5 127
                                                --------       --------
STOCKHOLDERS' EQUITY:
      Common stock, $.01 par, shares
           authorized 50,000,000;
           issued 18,592,569 & 18,563,412            186            186
      Paid-in-capital                              5 353          4 934
      Cumulative marketable securities
           valuation adjustment                    1 083            723
      Cumulative loss on foreign
           currency translation              (       732)   (       395)
      Retained earnings                          179 859        165 238
                                               ---------       --------
                                                 185 749        170 686
      Less Treasury Stock, at cost;
           0 & 50,400 shares                           0       (     56)
                                               ---------      ---------
          TOTAL STOCKHOLDERS' EQUITY             185 749        170 630
                                               ---------      ---------
                                             $   204 140    $   187 389
                                               =========      =========

              (See Notes To Consolidated Financial Statements)
<PAGE 4>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Three Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                               1998           1997
                                            (Unaudited)    (Unaudited)


 NET SALES                                 $    44 419      $    37 238

 COST OF SALES                                  21 569           18 471
                                              --------         --------
     Gross profit                               22 850           18 767

 SELLING, GENERAL AND ADMINISTRATIVE            11 413           10 530
                                              --------         --------
     Operating income                           11 437            8 237

 OTHER INCOME                                    1 190              899
                                              --------         --------
     Income before taxes on income              12 627            9 136

 TAXES ON INCOME                                 4 577            3 324
                                              --------         --------
 NET INCOME                                $     8 050      $     5 812
                                              ========         ========


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)  $0.43            $0.31
                                                 =====            =====



              (See Notes To Consolidated Financial Statements)
<PAGE 5>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                            (In Thousands Except Per
                                                  Share Amounts)
                                               Nine Months Ended
                                            --------------------------
                                            August 31,      August 31,
                                               1998           1997
                                            (Unaudited)     (Unaudited)


NET SALES                                   $   119 651     $   103 874

COST OF SALES                                    59 530          53 733
                                               --------        --------
    Gross profit                                 60 121          50 141

SELLING, GENERAL AND ADMINISTRATIVE              32 755          29 719
                                               --------        --------
    Operating income                             27 366          20 422

OTHER INCOME                                      3 262           2 765
                                               --------        --------
    Income before taxes on income                30 628          23 187

TAXES ON INCOME                                  10 990           8 187
                                               --------        --------
NET INCOME                                  $    19 638     $    15 000
                                               ========        ========


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)   $1.06           $0.81
                                                  =====           =====



              (See Notes To Consolidated Financial Statements)
<PAGE 6>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS


                                                  (In Thousands)
                                                 Nine Months Ended
                                                  August 31, 1998
                                                    (Unaudited)

RETAINED EARNINGS, beginning of period              $   165 238

CASH DIVIDEND ($0.27 per share)                     (     5 013)

REISSUANCE OF TREASURY STOCK                        (         4)

NET INCOME, nine months ended August 31, 1998            19 638
                                                       --------
RETAINED EARNINGS, end of period                    $   179 859
                                                       ========

             (See Notes To Consolidated Financial Statements)

<PAGE 7>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS
                             OF CASH FLOWS


                                                  (In Thousands)
                                                Nine Months Ended
                                            ---------------------------
                                                  August 31,        August 31,
                                                     1998              1997
                                                 (Unaudited)       (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:

  Net income from continuing operations          $   19 638         $   15 000
  Adjustments to reconcile net income
     to net cash provided by operating
     activities:
        Depreciation & amortization                   2 728              2 438
        Gain on sale of assets                   (      179)                 0
        Changes in assets and liabilities:
         (Increase) in accounts
            receivable                           (    6 204)        (    3 685)
         (Increase) Decrease in inventory        (    4 867)               977
         Decrease in prepaid expense                    584                351
         (Increase) in other assets              (       27)        (      654)
         Increase (Decrease) in accounts payable
            and accrued expenses                      2 578         (    2 852)
         (Decrease) in deferred taxes            (      859)        (      557)
                                                  ---------          ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES:           13 392             11 018
                                                  ---------          ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITIES:

  Proceeds on sale of building                        4 605              1 731
  Capital expenditures                           (    3 776)        (    9 876)
  Purchases of marketable securities             (   39 491)        (   15 201)
  Sales of marketable securities                     29 194             17 741
                                                  ---------          ---------
     NET CASH (USED IN) INVESTING
        ACTIVITIES                               (    9 468)        (    5 605)
                                                  ---------          ---------


                         (Continued on Next Page)

<PAGE 8>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED STATEMENTS
                         OF CASH FLOWS (CONTINUED)
                      _________________________________


                                                        (In Thousands)
                                                       Nine Months Ended
                                                  --------------------------
                                                   August 31,       August 31,
                                                      1998        1997
                                                  ___________      ___________
                                                  (Unaudited)      (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:

  Proceeds from sale of Common Stock thru
     Employee Purchase Plan                             191                201
  Proceeds from exercise of stock
     options                                            280                  0
  Dividend paid                                  (    5 013)        (    4 443)
  Principal payments on long-term debt           (       86)        (      188)
                                                 ___________        ___________

     NET CASH (USED IN)
        FINANCING ACTIVITIES                     (    4 628)       (     4 430)
                                                 ___________        ___________

NET (DECREASE) INCREASE IN CASH                   (     704)               983

CASH AT BEGINNING OF PERIOD                           6 806              3 473
                                                 ___________        ___________

CASH AT END OF PERIOD                            $    6 102         $    4 456
                                                 ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

  Cash paid during the period for:
     Interest                                   $       126         $      183
     Income taxes                                    11 130              8 199


             (See Notes To Consolidated Financial Statements)

<PAGE 9>
                   JUNO LIGHTING, INC. AND SUBSIDIARIES

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


INVENTORIES

       Inventories are summarized as follows:

                                             (In Thousands)
                                       August 31,      November 30,
                                           1998            1997

       Finished goods                  $    12 257     $     7 762
       Raw materials                        15 317          14 945
                                        ----------      ----------
                                       $    27 574     $    22 707
                                        ==========      ==========

NET INCOME PER COMMON SHARE

       Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                       August 31,      August 31,
                                          1998           1997
                                       ----------      ----------
3 months ended
       Basic                           18,575,395      18,523,931
       Diluted                         18,617,165      18,541,948

9 months ended
       Basic                           18,566,300      18,517,379
       Diluted                         18,599,962      18,531,970


<PAGE 10>

      ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION

      ===========================================================

RESULTS OF OPERATIONS:

Three Months Ended August 31, 1998 Compared With Three Months
Ended August 31, 1997
-------------------------------------------------------------
      During the third quarter ended August 31, 1998, net sales increased by 19.3% to $44,419,000 compared to $37,238,000 for the like period in 1997.
This increase is due primarily to an overall increase in demand from improving economic conditions and is represented by solid growth across substantially all product lines and markets. Sales through Juno's Canadian subsidiary increased 11.3% to $2,642,000 compared to $2,374,000.

      Cost of sales as a percentage of net sales decreased to 48.6% for the quarter, compared to 49.6% for the like period in 1997 due to increased productivity, stable raw material costs and benefits from the redesign and retooling of high volume parts.

      Selling, general and administrative expenses expressed as a percentage of sales decreased to 25.7% for the third quarter of 1998 compared with 28.3% for the like period in 1997 due primarily to economies of scale associated with the sales increase. In addition, the third quarter of 1997 included one-time charges of approximately $700,000 to repair defective components in certain exit and emergency lighting fixtures.

      As a result of the above factors, operating income increased to 25.7% of sales as compared to 22.1% for the like period in 1997.


Nine Months Ended August 31, 1998 Compared With Nine Months
Ended August 31, 1997
-----------------------------------------------------------
      During the nine month period ended August 31, 1998, net sales increased 15.2% to $119,651,000 compared to $103,874,000 for the like period in 1997.
Sales increases were due primarily to increases in demand from improved economic conditions.

      Cost of sales as a percentage of net sales decreased to 49.8% compared to 51.7% for the like period in 1997. This decrease is due primarily to increased productivity, stable raw material costs and benefits resulting from the redesign and retooling of high volume parts.

      Selling, general and administrative expenses as a percentage of sales decreased to 27.4% as compared to 28.6% in 1997 due to economies of scale associated with the increase in sales as well as the factors cited above regarding one-time charges to repair certain exit and emergency lighting fixtures in 1997.

                     (Continued on Next Page)
<PAGE 11>
     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION (continued)
     =========================================================


LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
     During the nine month period ended August 31, 1998, the Company generated positive net cash flow from operating activities of $13,392,000. This was comprised principally of net income, depreciation and amortization, a decrease in prepaid expenses and an increase in accounts payable, (collectively aggregating $25,528,000), net of increases in accounts receivable of $6,204,000 and inventory of $4,867,000. The Company used the net cash provided from operating activities to finance capital expenditures of $3,776,000 and pay dividends of $5,013,000. The Company generated positive cash flow of $4,605,000 from the sale of the building that formerly served as the Company's principal corporate office and assembly facility. This building was previously classified in miscellaneous other assets. The cash flow from the sale of the facility along with positive cash flow from operating activities permitted the Company to increase its investment portfolio by $10,297,000.

     On September 1, 1998, the Company announced the declaration of a cash dividend of 9 cents per share payable October 15, 1998, to shareholders of record September 15, 1998. The Board of Directors intends to maintain regular quarterly dividends at the same rate. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds.

OTHER MATTERS
-------------
     The Company has been assessing its "Year 2000" readiness and exposure to Year 2000 issues. Partly in connection with such assessment, the Company initiated a program to upgrade its systems hardware and software. The Company's assessment has been focused on information technology systems but has included a limited review of non-information technology systems, principally imbedded building and facility systems. The Company entered into an agreement to acquire new enterprise system software and certain related consulting services. The vendor has advised the Company that the system is Year 2000 compliant. The Company anticipates implementing and testing a portion of the new system in the fourth calendar quarter of 1998 and the balance in the first calendar quarter of 1999. The Company has also solicited confirmation from its principal vendors that such vendors are Year 2000 compliant.
<PAGE 12>
     The Company believes that the principal cost of addressing the Company's Year 2000 issues are costs associated with implementing its new enterprise system. Through August 31, 1998, the Company incurred costs of approximately $2,170,000 with respect to such system and estimates that it will incur approximately an additional $1,060,000 with respect to such system. However, no assurance can be given as to the ultimate costs that may be incurred with respect to such system or Year 2000 matters.

     The failure of one or more of the Company's systems to be Year 2000 compliant or of the Company's vendors or customers to be Year 2000 compliant could (i) prevent the Company from engaging in its normal business operations for a time period, (ii) cause the Company to resort to alternate or manual processes and incur material additional expenses to correct or replace deficient systems and (iii) have a material effect on the Company's results of operation, liquidity and financial condition; although the ultimate impact of such events is uncertain. Based on its assessment of its principal information technology systems, including the advice of its enterprise systems vendor, the Company believes that its material systems will be Year 2000 compliant. However, the impact of the failure of such systems to be compliant is uncertain and the Company is unable to determine its most reasonably likely worst case scenario. The Company has not undertaken and does not anticipate undertaking to further analyze the uncertainty or to develop a plan to address this uncertainty or the potential that the Company or its vendors or customers fail to be Year
2000 compliant.

     This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally; levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruption in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, the effects of technological difficulties including remediation of Year 2000 compliance issues, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     ==================================================================

Not applicable.

<PAGE 13>

                       PART II - OTHER INFORMATION




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



<PAGE 14>
                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          JUNO LIGHTING, INC.



                          By: _____________________________________
                             George J. Bilek, Vice President Finance
                             (Principal Financial Officer)




Dated:     October 14, 1998