Form 10-K
period 1998-11-30
JUNO LIGHTING INC
filed 1999-02-25
CIK 723888

===========================================================================
                   SECURITIES AND EXCHANGE C0MMISSION

                        Washington, D.C.  20549
                        _______________________

                               F0RM  10-K
(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----
          EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended November 30, 1998

                                    OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from _________ to __________.

                      Commission file number 0-11631
                         ________________________

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

Registrant's telephone number, including area code: (847) 827-9880
                        ________________________

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
                  Title of each class          on which registered
                  ___________________         _____________________

                      None                         None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $.01 per share
                       Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X  No    .
                                                    ___    ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes  X  No    .
                                  ___    ___

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 1999:  $398,104,142

At January 31, 1999, 18,595,327 shares of common stock were outstanding.
============================================================================


                    DOCUMENTS INCORPORATED BY REFERENCE

1.   Registrant's Proxy Statement for its 1999 Annual Meeting of
     Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

                              PART I
                              ______

ITEM 1.  BUSINESS
_________________

General Development of Business
_______________________________

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

         Approximately 93% of the Company's sales in fiscal 1998 were in the United States and most of the balance in Canada. The
Company's sales are made primarily to electrical distributors, as well as to certain wholesale lighting outlets.

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

Products
________

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

         Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. One line of Juno trac fixtures allows each track light to be controlled by either of two switches and includes a series of miniature low voltage halogen track lights that provides higher lumens per watt than standard incandescent light sources. Juno also manufactures and distributes Trac-Sign (patent pending) which is a line of flexible, internally illuminated sign products that work in conjunction with its existing track system. The product consists of an aluminum enclosure which utilizes a fluorescent light source and permits the end-user to easily and economically display and light advertising material in the form of standard-size transparencies.

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

         Advanced Fiberoptic Technologies, Inc., a wholly-owned subsidiary of Juno, is a designer and manufacturer of a system of fiberoptic lighting products. This system consists of an illuminator, which uses either halogen or high intensity discharge light sources, fiberoptic cable and in some cases fixtures. The electrically powered illuminator generates the light and transfers it into the ends of the optical fiber. The principal advantage of fiberoptic lighting is that it provides light at the application level free of heat and ultraviolet light.

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

Production
__________

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

         The Company spent approximately $4,095,000, $4,719,000, and $4,309,000 on research, development and testing of new products and development of related tooling in fiscal 1998, 1997, and 1996, respectively.

Sales and Distribution
______________________

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

         Inventories of all items Juno produces are maintained at the Des Plaines plant and substantially all items are maintained in the Company's warehouses in the Atlanta, Dallas, Los Angeles, Philadelphia and Toronto areas. Inventories of Indy's products are maintained at Indy's Indianapolis facilities. Most orders are shipped from stock inventory within 48 hours of receipt.

         Indy sells its products primarily to the commercial construction industry. Indy's products are generally shipped from the factory directly to the job site.

         The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 1998.

Competition
___________

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

Employees
_________

         The Company employs approximately 1,065 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 1999 and September 2001, respectively.

ITEM 2.  PROPERTIES
___________________

         Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 108,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $440,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.


ITEM 3.  LEGAL PROCEEDINGS
__________________________

     On September 8, 1997, Juno Lighting, Inc. ("Juno") was served with a complaint for patent infringement alleged by Mr. Ole K. Nilssen (Case No. 97 C 4624 in the United States District Court for the Northern District of Illinois). In this complaint, Mr. Nilssen alleges that Juno has infringed seven of Mr. Nilssen's patents and seeks a permanent injunction against Juno's sale of products utilizing the inventions claimed by such patents and unspecified monetary damages including a request for treble damages. These patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno has filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________

         None.

Executive Officers Of The Registrant
____________________________________

         The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 1999:

Name                        Age    Positions Held
____                        ___    ______________

Robert S. Fremont           74     Chairman of the Board,
                                   Chief Executive Officer and Director
Glenn R. Bordfeld           52     President, Chief Operating Officer
Joel W. Chemers             61     Vice President, Corporate Planning
Thomas W. Tomsovic          57     Vice President, Operations and
                                   Director
George J. Bilek             44     Vice President, Finance and Treasurer
Charles F. Huber            57     Vice President, Corporate Development
Scott L. Roos               41     Vice President, Product Management
                                   & Development

      There are no family relationships among the above officers, nor an arrangement or understanding between any officer and any other person pursuant to which the officer was elected. None of the officers has been involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K. All officers were last elected to their present positions with Juno on April 28, 1998. The term of each officer of Juno expires at the meeting of the Board of Directors on the date of the 1999 Annual Meeting of the Stockholders.

      Robert S. Fremont founded the Company in 1976, has been a Director since 1976 and was its President through November 30, 1994. Mr. Fremont has been Chairman of the Board and Chief Executive Officer since December 1, 1994. Mr. Fremont was Treasurer of the Company from 1976 to April, 1990.

      Glenn R. Bordfeld has been President, Chief Operating Officer since January 19, 1999. He was the Company's Vice President, Sales from July, 1991 to January, 1999.
Previously, he was employed by the Company as its National Sales Manager from November, 1988 to July, 1991; its Assistant Sales Manager from November, 1985 to November, 1988 and its Advertising Manager from November, 1982 to November, 1985.

      Joel W. Chemers has been Vice President, Corporate Planning since January 19, 1999. He was Director, Corporate Planning from October, 1997 to January, 1999. From March, 1996 to October, 1997 he was Executive Vice President and Chief Operating Officer of Tisma Machinery, a designer and builder of automatic cartoning machinery. From 1993 through March, 1996 he was Managing Director, Midwest Region for Starshak & Associates, a consulting firm to underperforming companies.

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

      Scott L. Roos rejoined Juno in October, 1998 as Vice
President, Product Management and Development.  From August,
1994 through October, 1998 he was Vice President, Product
Development and Marketing for Alkco, a division of the JJI
Lighting Group (a manufacturer of lighting products). From 1990 through August, 1994 he was the Company's Director of New Product
Development.


                            PART II
                            _______

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
_________________________________________________________

         STOCKHOLDER MATTERS
         ___________________

Common Stock and Dividend Information

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market.

As of January 31, 1999 there were 397 holders of record of Common Stock, at least 300 of which own 100 or more shares.

                     Fiscal 1998                    Fiscal 1997
               ------------------------      ------------------------
                              Dividends                     Dividends
               High      Low  Per Share      High      Low  Per Share
               ----      ---  ---------      ----      ---  ---------
First Quarter  21-3/8    15-3/4    $.09      16-7/8    14-1/2    $.08

Second Quarter 22-3/4    19-1/2     .09      17-1/8    14-1/2     .08

Third Quarter  24-1/4    18-1/2     .09      17-1/2    14-7/8     .08

Fourth Quarter 25        18-1/4     .09      19-5/8    14-3/4     .08

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                             FINANCIAL HIGHLIGHTS

                                        (in thousands except per share amounts)
Year ended November 30,       1998      1997      1996       1995       1994
                              ----      ----      ----       ----       ----
Net Sales                   $160,941  $139,855  $131,479   $126,364   $126,777

Gross Profit                $ 81,059  $ 67,974  $ 63,160   $ 61,279   $ 65,549

Net income                  $ 26,625  $ 20,303  $ 19,897   $ 19,974   $ 22,907

Percent of net income to
net sales                       16.5%     14.5%     15.1%      15.8%      18.1%

Net income per common share
  Basic                        $1.43     $1.10     $1.08      $1.08      $1.24
  Diluted                      $1.43     $1.10     $1.08      $1.08      $1.23

Cash dividends per common
share                          $ .36     $ .32     $ .32      $ .30       $.26

Total Assets                $208,839  $187,389  $178,181   $160,089   $145,756

Long - Term Debt            $  3,265  $  3,385  $  4,433   $  5,976   $  6,404

Stockholders' Equity        $191,448  $170,630  $155,661   $141,368   $126,748

Stockholders' Equity per
  common share                $10.30     $9.19     $8.41      $7.66      $6.87

Working Capital             $133,409  $110,876  $104,465   $102,294   $ 89,451

Current Ratio              11.5 to 1 10.5 to 1  7.5 to 1  10.6 to 1   9.5 to 1

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
----------------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

Results of Operations
This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally; levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward looking statements contained herein to reflect future events or developments.

Fiscal 1998 Compared to Fiscal 1997.
For the fiscal year ended November 30, 1998, net sales increased approximately $21,086,000 or 15.1% to $160,941,000 from $139,855,000 for the like period in
1997. This increase is due primarily to an overall increase in demand from improving economic conditions and is represented by growth across substantially all product lines and markets. Sales through Juno's Canadian subsidiary increased 8.4% to $9,290,000 for the year ended November 30, 1998 compared to $8,571,000 for the like period in 1997.

  Gross profit expressed as a percentage of sales increased to 50.4% in fiscal 1998 compared to 48.6% in fiscal 1997 due to increased productivity, stable raw material costs and benefits from the redesign and retooling of high volume parts.

  Selling, general and administrative expenses as a percentage of sales decreased to 27.4% in fiscal 1998 compared to 29.0% in fiscal 1997 due primarily to economies of scale associated with the sales increase. In addition, Juno incurred one-time charges in fiscal 1997 of approximately $700,000 to repair defective components in certain exit and emergency lighting fixtures and approximately $300,000 for the Company's move to its new factory and corporate office facilities in 1997.

  The effective income tax rate for fiscal 1998 increased slightly to 35.5% compared to 35.3% for fiscal 1997. Since the Company's investment portfolio consists largely of municipal bonds, the interest earned is substantially tax exempt. Therefore, in periods when operating earnings increase compared to prior years, the relationship of tax-exempt income to total income decreases thus producing a higher effective income tax rate.

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


Financial Condition
Fiscal 1998 The Company generated positive cash flow from operating activities of $22,567,000 comprised principally of net income, depreciation and amortization, and an increase in accounts payable (collectively aggregating $31,165,000), net of an increase in accounts receivable ($2,601,000) and an increase in inventory ($5,408,000). Accounts receivable increased 9.1% in support of the higher sales level compared to 1997. In order to maintain the Company's commitment to prompt delivery of product to its customers, inventory increased by 23.8% compared to 1997 levels. Miscellaneous other assets decreased to $607,000 from $4,456,000 due to the sale of the building that formerly served as the Company's principal corporate facility.

  The Company used the net cash provided from operating activities to increase its investment portfolio by $11,949,000 finance capital expenditures of $5,293,000, and pay dividends of $6,686,000, which reflected a quarterly dividend rate of $.09 per share.

  On October 27, 1998 the Company announced the declaration of a cash dividend of $.10 per share payable January 15, 1999 to stockholders of record December 15, 1998. This represents an 11% increase from the previous quarterly rate of $.09 per share.

  The Company generated additional positive cash flow of $4,605,000 from the sale of the building that formerly served as the Company's principal corporate office and assembly facility. This building was previously classified in miscellaneous assets.

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

Other Matters The Company has been assessing its "Year 2000" readiness and exposure to Year 2000 issues. Partly in connection with such assessment, the Company initiated a program to upgrade its systems hardware and software. The Company's assessment has been focused on information technology systems but has included a review of non-information technology systems, principally imbedded building and facility systems. The Company entered into an agreement to acquire new enterprise system software and certain related consulting services. The vendor has advised the Company that the system is Year 2000 compliant. The Company implemented and tested a portion of the new system in the fourth calendar quarter of 1998 and the balance is expected in the second calendar quarter of 1999. The Company has also solicited confirmation from its principal vendors that such vendors are Year 2000 compliant.

  The Company believes that the principal cost of addressing the Company's Year 2000 issues are costs associated with implementing its new enterprise system. Through November 30, 1998, the Company incurred costs of approximately $2,950,000 with respect to such system and estimates that it will incur approximately an additional $750,000 with respect to such system. However, no assurance can be given as to the ultimate costs that may be incurred with respect to such system or Year 2000 matters.

  The failure of one or more of the Company's systems to be Year 2000 compliant or of the Company's vendors or customers to be Year 2000 compliant could (i) prevent the Company from engaging in its normal business operations for a time period, (ii) cause the Company to resort to alternate or manual processes and incur material additional expenses to correct or replace deficient systems and
(iii) have a material effect on the Company's results of operation, liquidity and financial condition; although the ultimate impact of such events is uncertain. Based on its assessment of its principal information technology systems, including the advice of its enterprise systems vendor, the Company believes that its material systems will be Year 2000 compliant. However, the impact of the failure of such systems to be compliant is uncertain and the Company is unable to determine its most reasonably likely worst case scenario. The Company has not undertaken and does not anticipate undertaking further analysis of the uncertainty or development of a plan to address this uncertainty or the potential that the Company or its vendors or customers fail to be Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

  The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk with respect to its Securities Available for Sale. All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of November 30, 1998, the cost and market value of such bonds was $88,626,000 and $89,885,000, respectively. A significant increase in interest rates would result in a decrease in the bond prices. However, to minimize risk, the Company has a policy of investing only in highly rated instruments (substantially all have AA or better Moody's bond ratings).

The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percentages).

                   1999       2000       2001      2002      2003     Thereafter
                   ----       ----       ----      ----      ----     ----------
Investments     $12,190     $5,857     $7,785    $7,675    $7,814      $  48,564
Average Interest   5.6%       5.5%       5.5%      5.5%      5.4%           5.5%
  Rate


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         PAGE

Index to Financial Statements

Financial Statements:

    Report of Independent Accountants                          17

    Consolidated Statements of Income for the
       three years ended November 30, 1998                     18

    Consolidated Balance Sheets at November 30,
       1998 and 1997                                          19-20

    Consolidated Statements of Stockholders' Equity
       for the three years ended November 30, 1998             21

    Consolidated Statements of Cash Flows for the
       three years ended November 30, 1998                     22

    Notes to Consolidated Financial Statements                23-29

Selected Quarterly Financial Data (Unaudited)                  29

Financial Statement Schedule:

    For the three years ended November 30, 1998
       Valuation and Qualifying Accounts                       38

                Report of Independent Accountants
                ---------------------------------

To the Board of Directors and
 Stockholders of Juno Lighting, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
Chicago, Illinois
January 14, 1999

CONSOLIDATED STATEMENTS OF INCOME


                                           (In thousands except share amounts)

Year ended November 30,                         1998         1997        1996
                                                ----         ----        ----
Net sales                                   $160,941     $139,855    $131,479
Cost of sales                                 79,882       71,881      68,319
                                            --------     --------    --------
Gross profit                                  81,059       67,974      63,160
Selling, General and Administrative           44,083       40,601      36,766
                                            --------     --------    --------
Operating income                              36,976       27,373      26,394
                                            --------     --------    --------
Other income (expense):
    Interest expense                            (166)        (244)       (317)
    Interest and dividend income               4,371        3,946       3,957
    Miscellaneous                                 76          318          78
                                            --------     --------    --------
        Total other income                     4,281        4,020       3,718
                                            --------     --------    --------
Income before taxes on income                 41,257       31,393      30,112
Taxes on income                               14,632       11,090      10,215
                                            --------     --------    --------
Net income                                  $ 26,625     $ 20,303    $ 19,897
                                            ========     ========    ========
Net income per common share                 $   1.43     $   1.10    $   1.08
  (Basic and Diluted)                       ========     ========    ========

Weighted average number of shares
outstanding - Basic                       18,576,015  18,522,270   18,451,366
Weighted average number of shares
outstanding - Diluted                     18,614,863  18,540,835   18,494,548
                                          ==========  ==========   ==========
See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
                                                                (in thousands)

November 30,                                                  1998        1997
                                                              ----        ----
Assets
Current:
    Cash                                                  $ 10,498    $  6,806
    Marketable securities                                   77,836      65,766
    Accounts receivable, less allowance for doubtful
        accounts of $1,205,000 and $907,000                 24,577      22,533
    Inventories                                             28,115      22,707
    Prepaid expenses and miscellaneous                       5,041       4,696
                                                          --------    --------
        Total current assets                               146,067     122,508
                                                          --------    --------
Property and equipment:
    Land                                                     7,279       7,322
    Building and improvements                               31,580      31,372
    Tools and dies                                           7,884       7,117
    Machinery and equipment                                  7,135       6,299
    Computer equipment                                       5,043       2,060
    Office furniture and equipment                           2,606       2,166
                                                          --------    --------
                                                            61,527      56,336
    Less accumulated depreciation                          (15,351)   ( 11,887)
                                                          --------    --------
        Net property and equipment                          46,176      44,449
                                                          --------    --------
Other assets:
    Marketable securities                                   12,049      11,373
    Goodwill and other intangibles,
        net of accumulated amortization of
        $1,536,000 and $367,000                              3,940       4,603
    Miscellaneous                                              607       4,456
                                                          --------    --------
        Total other assets                                  16,596      20,432
                                                          --------    --------
Total assets                                              $208,839    $187,389
                                                          ========    ========

CONSOLIDATED BALANCE SHEETS
                                                                (in thousands)

November 30,                                                  1998        1997
                                                              ----        ----
Liabilities
Current:
    Accounts payable                                      $  4,441     $ 3,579
    Accrued liabilities                                      8,097       7,938
    Current maturities of long-term debt                       120         115
                                                          --------     -------
        Total current liabilities                           12,658      11,632
                                                          --------     -------
Long-term debt, less current maturities                      3,265       3,385
                                                          --------     -------
Deferred income taxes payable                                1,468       1,742
                                                          --------     -------
Commitments and Contingencies
Stockholders' Equity
    Common stock, $.01 par value; 50,000,000 shares
         authorized, 18,595,327 and 18,563,412
         shares issued.                                        186         186
    Paid-in capital                                          5,484       4,934
    Cumulative marketable securities valuation
        adjustment                                           1,259         723
    Cumulative (loss) on foreign currency translation         (655)       (395)
Retained earnings                                          185,174     165,238
                                                          --------    --------
                                                           191,448     170,686
                                                          --------    --------
Less: Treasury stock, at cost; 0 and 3,642 shares                -         (56)
                                                          --------    --------
        Total stockholders' equity                         191,448     170,630
                                                          --------    --------
Total liabilities and stockholders' equity                $208,839    $187,389
                                                          ========    ========
See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                (in thousands)

Years ended November 30,
1996, 1997 and 1998                              Cumulative     Cumulative
                                                 Marketable     Gain (Loss)
                                Common Stock     Securities     on Foreign
                              Amount   Paid-In   Valuation       Currency      Retained  Treasury
                             $.01 PAR  Capital   Adjustment     Translation    Earnings   Stock      Total
                             --------  -------   ----------     -----------    --------  --------    -----
Balance, December 1, 1995        $185   $4,415      $  661           $(201)    $137,342 $(1,034)  $141,368
   Treasury stock purchased         -       -            -               -            -    (637)      (637)
   Treasury stock reissued          -       -            -               -         (453)    875        422
   Exercise of stock options        1      379           -               -            -     -          380
   Tax benefit of stock options
       exercised                    -      121           -               -            -     -          121
   Net income for 1996              -       -            -               -       19,897     -       19,897
   Gain on foreign currency
       translation                  -       -            -               4            -     -            4
   Cash dividend ($0.32 per share)  -       -            -               -       (5,903)    -       (5,903)
   Change in unrealized holding
       gains                        -       -            9               -            -     -            9
                              -------  ------       ------            -----    --------    -----  --------
Balance, November 30, 1996        186   4,915          670            (197)     150,883    (796)   155,661
   Treasury stock reissued          -       -            -               -          (23)    740        717
   Tax benefit of stock options
       exercised                    -       19           -               -            -     -           19
   Net income for 1997              -        -           -               -       20,303     -       20,303
   (Loss) on foreign currency
        translation                 -        -           -            (198)           -     -         (198)
   Cash dividend ($0.32 per share)  -        -           -               -       (5,925)    -       (5,925)
   Change in unrealized holding
        gains                       -        -          53               -            -     -           53
                              -------   ------      ------            -----    --------    -----  --------
Balance, November 30, 1997        186    4,934         723            (395)     165,238     (56)   170,630
   Treasury stock reissued          -        -           -               -           (3)     56         53
   Exercise of stock options        -      510           -               -            -     -          510
   Tax benefit of stock options
       exercised                    -       40           -               -            -     -           40
   Net income for 1998              -        -           -               -       26,625     -       26,625
   (Loss) on foreign currency
        translation                 -        -           -            (260)           -     -         (260)
   Cash dividend ($0.36 per share)  -        -           -               -       (6,686)    -       (6,686)
   Change in unrealized holding
        gains                       -        -         536               -            -     -          536
                              -------   ------      ------           ------    --------  -------  --------
Balance, November 30, 1998       $186   $5,484      $1,259           $(655)    $185,174  $  -     $191,448

See notes to consolidated financial statements.

                                          CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                (in thousands)

Year ended November 30,                               1998      1997      1996
                                                      ----      ----      ----
  Net income                                       $26,625   $20,303   $19,897
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                    3,678     3,484     3,074
    Gain on sale of assets                            (178)     (397)        -
    Increase (decrease) in allowance for doubtful      298       353      (300)
        accounts
    Deferred income taxes                             (274)     (369)      (18)
    Changes in assets and liabilities:
        (Increase) in accounts receivable           (2,601)   (1,359)   (1,965)
        (Increase) decrease in inventory            (5,408)      568    (3,692)
        (Increase) decrease in prepaid expenses       (607)     (386)      714
        (Increase) decrease in other assets            (27)     (671)       55
        Increase (decrease) in accounts payable        862      (553)        3
        Increase (decrease) in accrued liabilities     199    (3,773)    4,394
                                                   -------   -------   -------
Net cash provided by operating activities           22,567    17,200    22,162
                                                   -------   -------   -------
Cash flows provided by (used in) investing activities:
  Purchases of marketable securities               (47,089)  (22,514)  (43,226)
  Proceeds from sales of marketable securities      35,140    23,807    37,531
  Proceeds from sale of assets                       4,605     4,322         -
  Capital expenditures                              (5,293)  (13,226)  (13,316)
                                                   -------   -------   -------
Net cash (used in) investing activities            (12,637)   (7,611)  (19,011)
                                                   -------   -------   -------
Cash flows provided by (used in) financing activities:
  Principal payments on long-term debt                (115)   (1,048)     (458)
  Dividends paid                                    (6,686)   (5,925)   (5,903)
  Purchase of treasury stock                             -         -      (637)
  Proceeds from sale of common stock through
    Employee Stock Purchase Plan                       191       202         -
  Proceeds from exercise of stock options              372       515       801
                                                   -------   -------   -------
Net cash (used in) financing activities             (6,238)   (6,256)   (6,197)
                                                   -------   -------   -------
Net increase (decrease) in cash                      3,692     3,333    (3,046)
Cash at beginning of year                            6,806     3,473     6,519
                                                   -------   -------   -------
Cash at end of year                                $10,498   $ 6,806   $ 3,473
                                                   =======   =======   =======
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                       $   163   $   256   $   320
    Income Taxes                                   $16,234   $11,781   $10,577
                                                   =======   =======   =======
See notes to consolidated financial statements.

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

Marketable Securities Consistent with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company has classified its current and non-current securities as available-for-sale and reports them at their estimated market values, which have been determined based upon published market quotes. Unrealized gains and losses relating to available-for-sale securities are considered to be temporary and therefore are excluded from earnings and recorded as a separate component of stockholders' equity until realized. Realized gains and losses on sales of marketable securities are computed using the specific identification method.

Inventories Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 1998 and 1997 amounted to approximately $3,508,000 and $3,287,000, respectively.

Useful lives for property and equipment are as follows:
------------------------------------------------------------------------------
Buildings and improvements                                       20 - 40 years
Tools and dies                                                         3 years
Machinery and equipment                                                7 years
Computer equipment                                                     5 years
Office furniture and equipment                                         5 years
------------------------------------------------------------------------------

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

Research and Development The Company spent approximately $4,095,000, $4,719,000 and $4,309,000 on research, development and testing of new products and development of related tooling in fiscal 1998, 1997 and 1996, respectively.

Fair Value of Financial Instruments The Company's marketable securities are recorded at market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

Foreign Currency Translation The financial statements of the Company's Canadian subsidiary have been translated using local currency as the functional currency.

Earnings Per Share Basic earnings per share are computed based upon weighted average number of shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares of common stock and common stock equivalents (stock options) outstanding. Share and per share information have been adjusted for all stock splits.

Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 1998, 1997 and 1996.

Marketable Securities Marketable securities consist principally of tax exempt municipal bonds. The amortized cost of available-for-sale securities approximated the estimated market value of such securities at November 30, 1998; gross unrealized holding gains and losses were not significant. The estimated market value of available-for-sale securities at November 30, 1998, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities as issuers have the right to call or prepay certain of these securities.
                                               (in thousands)
        Maturity                                Market Value
        --------                                ------------
        Within one year                           $12,190
        After one through ten years                52,546
        Over ten years                             25,149
                                                  -------
                                                  $89,885
                                                  =======

Gross realized gains and losses on sales were not material.

Inventories
Inventories consist of the following:

                                                                (in thousands)

November 30,                                                    1998      1997
                                                                ----      ----
Finished goods                                               $13,164   $ 7,762
Raw materials                                                 14,951    14,945
                                                             -------   -------
Total                                                        $28,115   $22,707
                                                             =======   =======

Work in process inventories are not significant in amount and are included in finished goods.

Accrued Liabilities
Accrued liabilities consist of the following:

                                                                  (in thousands)

November 30,                                                     1998      1997
                                                                 ----      ----
Compensation and benefits                                     $ 4,684   $ 3,697
Current income taxes                                                -       323
Promotional programs                                            1,634     1,282
Real estate taxes                                                 884       826
Commissions                                                       443       378
Construction costs                                                  -       923
Other                                                             452       509
                                                              -------   -------
Total                                                         $ 8,097   $ 7,938
                                                              =======   =======

Long-Term Debt
Long-term debt consists of the following:

                                                                  (in thousands)

November 30,                                                     1998      1997
                                                                 ----      ----
Industrial Development Revenue
  Bond, payable in escalating installments through December
  2016, plus interest at a variable rate, generally
  approximating 67% of prime.                                   3,385     3,500
                                                              -------   -------
Less current maturities                                           120       115
                                                              -------   -------
Total long-term debt                                          $ 3,265   $ 3,385
                                                              =======   =======

The aforementioned bonds are collateralized by certain land, buildings, and machinery and equipment. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows:

1999 - $120,000; 2000 - $125,000; 2001 - $135,000;
2002 - $140,000; 2003 - $145,000

Taxes On Income
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                                  (in thousands)

November 30,                                           1998      1997      1996
                                                       ----      ----      ----
Current:
  Federal                                           $12,621   $ 9,494   $ 8,789
  State                                               2,632     2,120     1,563
                                                    -------   -------   -------
                                                     15,253    11,614    10,352
                                                    -------   -------   -------
Deferred:
  Federal                                              (528)     (443)     (117)
  State                                                 (93)      (81)      (20)
                                                    -------   -------   -------
                                                       (621)     (524)     (137)
                                                    -------   -------   -------
Total taxes on income                               $14,632   $11,090   $10,215
                                                    =======   =======   =======

Deferred tax assets (liabilities) are comprised of the following:

                                                                  (in thousands)

November 30,                                                     1998      1997
                                                                 ----      ----
Reserves for doubtful accounts                                 $  451    $  327
Inventory costs capitalized for tax purposes                      547       452
Compensation and benefits                                         993       857
Accrued warranty reserve                                           33        27
Accrued advertising                                                99       112
                                                               ------    ------
  Deferred tax assets                                           2,123     1,775
                                                               ------    ------
Depreciation                                                   (1,020)   (1,264)
Prepaid health and welfare costs                                 (328)     (329)
Basis difference of acquired assets                               (87)      (95)
Capitalized interest                                              (15)      (34)
Real estate taxes                                                (347)     (348)
Unrealized holding gains                                         (640)     (378)
                                                               ------    ------
  Deferred tax liabilities                                     (2,437)   (2,448)
                                                               ------    ------
Net deferred tax liability                                     $ (314)   $ (673)
                                                               ======    ======

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

November 30,                                           1998      1997      1996
                                                       ----      ----      ----
Income taxes at statutory rate                         35.0%     35.0%     35.0%
Dividend exclusion and municipal interest              (3.5)     (4.2)     (4.3)
State and local taxes, net of federal income
  tax benefit                                           4.1       4.4       3.6
Other                                                   (.1)       .1       (.4)
                                                       ----      ----      ----
Effective tax rate                                     35.5%     35.3%     33.9%
                                                       ====      ====      ====

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

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock have been reserved for future issuances. Under this stock purchase plan, 14,257 shares of common stock were issued at $13.39 per share in 1998.

A summary of activity under the Company's stock option plan is as follows:


                                                                       Weighted
                                               Shares                   Average
                                            Available        Options   Exercise
                                            for Grant     utstanding      Price
Balance at
 November 30, 1995                            271,000        445,000     $14.53
  Options Granted                                   -          1,000     $18.25
  Options Exercised                                 -       (109,000)    $ 7.32
  Options Canceled                                  -        (12,000)    $16.75
                                              -------        -------     ------
Balance at
 November 30, 1996                            282,000        325,000     $16.87
  Options Granted                                   -         21,000     $16.16
  Options Exercised                                 -        (32,000)    $16.00
  Options Canceled                                  -        (62,000)    $16.76
                                              -------        -------     ------
Balance at
 November 30, 1997                            323,000        252,000     $16.95
  Options Granted                                   -         11,000     $22.06
  Options Exercised                                 -        (21,000)    $17.47
  Options Canceled                                  -         (6,000)    $15.58
                                              -------        -------     ------
Balance at
 November 30, 1998                            318,000        236,000     $17.17
                                              =======        =======     ======

A summary of outstanding and exercisable stock options as of November 30, 1998, is as follows:

                      Options Outstanding             Options Exercisable
                      -------------------             -------------------
                         Weighted
                         Averaged       Weighted                   Weighted
Range of                 Remaining      Average                    Average
Exercise     Number of   Contractual    Exercise      Number of    Exercise
Prices       Shares     Life(in years)  Price         Shares       Price
--------     --------   -------------   --------      ---------    --------
$14.44         95,800       7.0         $14.44         54,800      $14.44
$15.38         13,000       8.1         $15.38          2,600      $15.38
$16.69-$18.50  46,000       6.3         $18.46         33,400      $18.48
$19.63-$22.19  81,200       5.7         $19.95         54,400      $19.63
              -------       ---         ------        -------      ------
              236,000       6.5         $17.17        145,200      $17.33
              =======       ===         ======        =======      ======

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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 1998, 1997 and 1996 was $8.52, $7.54 and $6.74 per share, respectively, under the Company's Stock Option Plan and $4.88, $4.77 and $5.08, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

                                                   1998       1997       1996
                                                   ----       ----       ----
Expected life (in years)                              8          8          8
Expected volatility                                35.9%      35.9%      38.2%
Dividend yield                                      2.0%       2.0%       2.0%
Risk free interest rate                             4.7%       6.0%       6.3%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net income and net income per share would have been reduced to the pro forma amounts below for the years ended November 30, 1998, 1997 and 1996:
                                       (in thousands except per share amounts)
                                                   1998       1997       1996
                                                   ----       ----       ----
Net income as reported                          $26,625    $20,303    $19,897
Pro forma net income                             26,551     20,223     19,866

Earnings per share as reported (Basic & Diluted) $ 1.43     $ 1.10     $ 1.08
Pro forma earnings per share   (Basic & Diluted)   1.43       1.09       1.07

The pro forma effect on net income and earnings per common share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

Profit Sharing Plan
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $195,000, $181,000 and $163,000 in 1998, 1997, and 1996, respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $807,000, $598,000, and $569,000 in 1998, 1997 and 1996, respectively.

Common Shares
Pursuant to a dividend distribution declared by the Board of Directors in 1989, each common share outstanding has one non-voting common share purchase right. The rights, which are exercisable only under certain conditions, entitle the holder to purchase common shares at prices specified in the Rights Agreement. These rights expire on August 3, 1999.

Commitments and Contingencies
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 1998 are as follows:


November 30,                                                    (in thousands)

1999                                                                   $1,104
2000                                                                      843
2001                                                                      428
2002                                                                      310
2003                                                                      129
                                                                       ------
Total                                                                  $2,814
                                                                       ======

Total rent expense charged to operations amounted to approximately $874,000, $823,000, and $897,000 for the years ended November 30, 1998, 1997 and 1996, respectively. In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

Selected Quarterly Financial Data (Unaudited)
A summary of selected quarterly information for 1998 and 1997 is as follows:

                                       (in thousands except per share amounts)

1998 Quarter Ended        Feb. 28     May  31     Aug. 31     Nov. 30     Total*
                          -------     -------     -------     -------     -----
Net Sales                 $34,386     $40,846     $44,419     $41,290  $160,941
Gross Profit               16,770      20,501      22,850      20,938    81,059
Net Income                  4,766       6,822       8,050       6,988    26,625

Net Income Per Common Share $ .26      $  .37      $  .43      $  .37   $  1.43
 (Basic and Diluted)

*Due to rounding differences, the totals for the fiscal year ended November 30, 1998 may not equal the sum of the respective items for the four quarters then ended.
                                       (in thousands except per share amounts)

1997 Quarter Ended        Feb. 28     May  31     Aug. 31     Nov. 30     Total
                          -------     -------     -------     -------     -----
Net Sales                 $30,804     $35,832     $37,238     $35,981  $139,855
Gross Profit               14,351      17,024      18,767      17,832    67,974
Net Income                  3,890       5,298       5,812       5,303    20,303

Net Income Per Common Share $ .21      $  .29      $  .31      $  .29   $  1.10
 (Basic and Diluted)


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
-------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

  None.


                                     PART III
                                     --------

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

  Mr. Fremont is a member of the Board and an executive officer of the Company. Mr. Lewis is a Board member and an officer of the Company but not an executive officer. Mr. Ball is a Board Member. Other than the Compensation Committee members and Mr. Fremont, who attends meetings of the Compensation Committee at the request of the Compensation Committee and makes recommendations regarding the compensation level of executive officers other than himself, no current or former officer or employee of the Company or its subsidiaries participated in the deliberations of the Board concerning executive compensation during the fiscal year ended November
30, 1998.  Mr. Lewis is a partner of the law firm of Sonnenschein Nath
& Rosenthal, which provided legal services to the Company in the fiscal year ended November 30, 1998, and Mr. Ball is the Chairman of Philpott,
Ball & Co., an investment banking firm which provided investment banking services to the Company in such fiscal year.


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

             Report of Independent Accountants
             ---------------------------------
                 The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, dated January 14, 1999, on the consolidated financial statements as of and for the fiscal years ended November 30, 1998, November 30, 1997, and
                 November 30, 1996, is filed as a part of this Annual Report on Form 10-K on page 17.

  14(a)(2).  Financial Statement Schedule:
             -----------------------------
             The following financial statement schedule is submitted in response to this Item 14(a)2 on page 38 of this Annual Report on Form 10-K.

             Schedule II - Valuation and Qualifying Accounts and Reserves.

             Report of Independent Accountants Relating to Schedule.
             ------------------------------------------------------
                 The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 1998 and November 30, 1997 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 32.

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

                   Report of Independent Accountants on
                   ------------------------------------
                       Financial Statement Schedule
                       ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 14, 1999, appearing on page 17 of this 1998 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 14, 1999

14(a)(3).Exhibits
         --------
     (i) The following exhibits are filed herewith:

                 11.1 Computations of Net Income Per Common
                      Share.

                 21.1 Subsidiaries of the Registrant.

                 23.1 Consent of PricewaterhouseCoopers LLP.

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

14(b)    Reports on Form 8-K
         -------------------
         No reports on Form 8-K for the three months ended
         November 30, 1998 were filed by the Company with the Securities and Exchange Commission.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 1999.

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

      Signatures          Title                    Date
      ----------          -----                    ----

/s/Robert S. Fremont      Director and Chief       February 25, 1999
---------------------
Robert S. Fremont         Executive Officer





/s/George J. Bilek        Vice President, Finance  February 25, 1999
---------------------
George J. Bilek           and Treasurer (Principal
                          Financial and Accounting
                          Officer)


/s/Thomas W. Tomsovic     Director                 February 25, 1999
---------------------
Thomas W. Tomsovic


/s/Julius Lewis           Director                 February 25, 1999
---------------------
Julius Lewis


/s/Allan Coleman          Director                 February 25, 1999
---------------------
Allan Coleman


/s/George M. Ball         Director                 February 25, 1999
---------------------
George M. Ball

                                JUNO LIGHTING, INC. AND SUBSIDIARIES

                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                           (in thousands)
                          ===============================================


Column A                                Column B    Column C     Column D    Column E      Column F
--------                                --------    --------     --------    --------      --------
                                                                             Other
                                        Balance     Charged                  charges
                                           at       to costs     Deductions  add (deduct)  Balance
                                        beginning     and        describe    describe      at end
Description                             of period   expenses        (a)         (b)        of period
-----------                             ---------   --------     ----------  -----------   ---------
Deducted from assets to which they
   apply:
   Allowance for doubtful accounts:
      Year ended November 30, 1998         $907        $812        $510        $(4)       $1,205
      Year ended November 30, 1997          554         929         574         (2)          907
      Year ended November 30, 1996          854         549         850          1           554

____________________________________

NOTE:

  (a)  Write off of bad debts, less recoveries.
  (b)  Foreign currency translation.


                               EXHIBIT INDEX


Exhibit
Number                                                                Page
------                                                                ----

        The following exhibits are filed herewith:

 11.1  Computations of Net Income Per Common Share.                    42

 21.1  Subsidiaries of the Registrant.                                 43

 23.1  Consent of PricewaterhouseCoopers LLP.                          44


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
              November 30, 1992.

Exhibit
Number                                                               Page
------                                                               ----

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

 10.4 Juno Lighting, Inc. 1983 Stock Option Plan, as amended,____ filed as Exhibit 10.1 to the Company's Annual Report on Form l0-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1983.

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

 10.4(c) Fourth Amendment to the Juno Lighting, Inc. 1983 Stock____ Option Plan dated September 24, 1987, filed as Exhibit 10.2(c) to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1987.

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

Exhibit
Number                                                              Page
------                                                              ----

 10.6 Juno Lighting, Inc. 401(K) Plan, Amended and Restated ____ effective December 1, 1987, executed June 1, 1994.

 10.6(a) Juno Lighting, Inc. 401(K) Trust, effective December 1,____ 1985, executed June 1, 1994.

 10.6(b) Amendment to Juno Lighting, Inc. 401(K) Plan, effective____ September 1, 1994, executed September 12, 1994.

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

                                                               Exhibit 11.1



                   JUNO LIGHTING, INC. AND SUBSIDIARIES

                COMPUTATIONS OF NET INCOME PER COMMON SHARE
                ===========================================


                                          1998          1997           1996
Average number of common shares           ----          ----           ----
  outstanding during the year          18,576,015    18,522,270     18,451,366
                                       ----------    ----------     ----------

  Common equivalents:
    Shares issuable under
       outstanding options                178,962       148,153        147,854

    Shares which could have
       been purchased based
       on the average market
       value for the period               140,114       129,588        104,672
                                       ----------    ----------     ----------
  Shares for the portion of the
    period that the options
    were outstanding                       38,848        18,565         43,182
                                       ----------    ----------     ----------
  Average number of common and
    common equivalent shares
    outstanding during the
    year                               18,614,863    18,540,835     18,494,548
                                       ==========    ==========     ==========

NET INCOME                            $26,625,368   $20,303,252    $19,897,162
                                      ===========   ===========    ===========

NET INCOME PER COMMON SHARE
    (Basic and Diluted)                     $1.43         $1.10          $1.08
                                            =====         =====          =====

                                                               Exhibit 21.1



                    SUBSIDIARIES OF JUNO LIGHTING, INC.


                                            State or Jurisdiction
          Name of Subsidiary                   of Incorporation
          ------------------                ---------------------
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

          Juno Lighting, Ltd.                      Canada

          Advanced Fiberoptic
               Technologies, Inc.                  Florida

                                                            Exhibit 23.1





                 Consent of Independent Accountants
                 ----------------------------------




     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-87290) of Juno Lighting, Inc. of our report dated January 14, 1999 appearing on page 17 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 1998. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 32 of this Form 10-K.





                           PricewaterhouseCoopers LLP
                                    Chicago, Illinois
                                    February 25, 1999