Form 10-K405/A
period 1998-11-30
JUNO LIGHTING INC
filed 1999-03-29
CIK 723888

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Fiscal Year Ended November 30, 1998

                    OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the Transition Period from _____ to _____

       Commission File number 0-11631

                               JUNO LIGHTING, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                           36-2852993
-------------------------------                         ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
Incorporation or organization)                          Identification Number)

  1300 S. Wolf Road
  P.O. Box 5065
  Des Plaines, Illinois                                      60017-5065

Registrant's telephone number, including area code: (847) 827-9880

                       ---------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                          Common Share Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes X No__.

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on March 15, 1999: $373,537,688

At March 15, 1999, 18,597,027 shares of common stock were outstanding.

Documents Incorporated by Reference:  None

         The undersigned registrant hereby amends its Form 10-K for the fiscal year ended November 30, 1998, as follows:

         PART III, Items 10-12 are hereby amended as follows:


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND OFFICERS

         There are currently five directors on the Board of Directors ("Board") of Juno Lighting, Inc. (the "Company"). The directors are divided into three classes; the term of office of one class expires at each Annual Meeting of Stockholders. The persons listed below as nominees to be elected as directors have been recommended by the Board and, if elected, will serve for a term ending at the 2002 Annual Meeting of Stockholders or until their successors are elected and qualified.

         The names of the nominees, along with the names of the other directors whose terms continue after the meeting, together with certain additional information, are set forth below. Additional information includes business experience during the last five years and other directorships currently held with corporations whose securities are registered under Section 12 of the Securities Exchange Act of 1934 and certain other corporations. To the knowledge of the Company, there are no family relationships between any director or executive officer and any other director or executive officer. None of the directors has been involved in any legal proceedings of the nature described in
Item 401(f) of Regulation S-K.

NOMINEES

George M. Ball.................Age 64.  Director since 1991.
                               Term expires 1999. Member of Compensation, Stock
                                 Option and Audit Committees.
                               Business experience during the last five years:
                                 Chairman, Philpott, Ball & Co., an investment banking firm, from January, 1991 to the present.
                               Other Directorships:  B.B. Walker Company and Edo
                                 Corporation

Thomas W. Tomsovic.............Age 57. Vice President, Operations. Director
                                 since 1986.
                               Term expires 1999.
                               Business experience during the last five years:
                                 Vice President, Operations of the Company.
                               Other Directorships: None

OTHER DIRECTORS

Allan Coleman..................Age 73. Director since 1983.
                               Term expires 2000. Member of Compensation, Stock
                                 Option and Audit Committees.
                               Business experience during the last five years:
                                 Chairman, Coleman International, Inc., an international trading company, from August, 1994 to present; and Chairman, Coleman Cable Systems, Inc., a manufacturer of electric wire and cable, from January, 1989 to August, 1994.
                               Other Directorships: None

Robert S. Fremont..............Age 74. Chairman of the Board and Chief Executive
                                 Officer.  Director since 1976.
                               Term expires 2001. Member of Stock Option
                                 Committee.
                               Business experience during the last five years:
                                 Chairman of the Board and Chief Executive
                                 Officer since December 1, 1994. President of the Company from 1976 to November 30, 1994.
                               Other Directorships: None

Julius Lewis...................Age 67. Secretary. Director since 1983.
                               Term expires 2001. Member of Compensation, Stock
                                 Option and Audit Committees.
                               Business experience during the last five years:
                                 Partner, Sonnenschein Nath & Rosenthal, outside legal counsel for the Company.
                               Other Directorships: None

         Information regarding the executive officers of the Company is set forth on pages 9 and 10 in Part I of the Form 10-K filed with the Commission on February 25, 1999, and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended November 30, 1998 were met, with the exception that Company executive officer Charles Huber reported one transaction in a
Section 16(a) filing, that was due on April 10, 1998, three days late because of an administrative oversight.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

         The following Summary Compensation Table includes individual compensation information regarding all compensation awarded to, earned by, or paid during the fiscal years ended November 30, 1998, 1997 and 1996 to the Company's Chief Executive Officer, Mr. Fremont and the four other most highly compensated executive officers in the fiscal year ended November 30, 1998 in all capacities in which they served during the years in which they have been executive officers.

         As reflected in the following table, Mr. Fremont and the four other most highly paid executive officers of the Company currently participate in the Company's 401(k) Plan. In addition, the named executives participate in, and (except for Mr. Fremont) have received grants under, the Company's Stock Option Plans, effective July 18, 1983 (the "1983 Stock Option Plan") and December 2, 1993 (the "1993 Stock Option Plan"). No option grants were made to any of such named executive officers in the fiscal year ended November 30, 1998.

====================================================================================================================================
                                                SUMMARY COMPENSATION TABLE
====================================================================================================================================
                                                           Annual                                             Long-Term
                                                        Compensation                                        Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Awards
Name &                                                                                             Options              All Other
Principal Position                      Year                  Salary             Bonus           (# of Shares)         Compensation
------------------------------------------------------------------------------------------------------------------------------------
Robert S. Fremont
 Chairman of the Board                  1998                  $504,400          $    --               --               $  21,479(F2)
 and Chief Executive                    1997                   504,400               --               --                  17,504(F3)
 Officer                                1996                   504,000               --               --                  30,000(F4)
------------------------------------------------------------------------------------------------------------------------------------
Glenn R. Bordfeld                       1998                  $186,539(F5)      $23,491               --               $  12,000
 President and Chief                    1997                   176,154               --               --                   9,750
 Operating Officer                      1996                   166,346               --               --                   9,750
------------------------------------------------------------------------------------------------------------------------------------
Thomas W. Tomsovic                      1998                  $230,000          $23,491               --               $  12,000
 Vice President,                        1997                   220,000               --               --                   9,750
 Operations                             1996                   210,000               --               --                   9,750
------------------------------------------------------------------------------------------------------------------------------------
George J. Bilek                         1998                  $186,539          $23,491               --               $  12,000
 Vice President, Finance                1997                   176,154               --               --                   9,750
 and Treasurer                          1996                   165,481               --               --                   9,750
------------------------------------------------------------------------------------------------------------------------------------
Charles F. Huber                        1998                  $190,721          $23,491               --               $  12,000
 Vice President, Corporate              1997                   180,077               --               --                   9,750
 Development                            1996                   169,471               --               --                   9,750
====================================================================================================================================

(F1) Includes the Company's matching and discretionary contributions under the 401(k) Plan. Amounts are included without regard to vesting of any Company discretionary contributions.
(F2)     Includes $9,479 for miscellaneous personal expenses.

(F3)     Includes $7,754 for miscellaneous personal expenses.
(F4)     Includes $20,250 for miscellaneous personal expenses.
(F5) Mr. Bordfeld became the Company's President and Chief Operating Officer on January 19, 1999.

STOCK OPTION PLAN EXERCISES AND YEAR-END VALUE TABLE

         The following table discloses, for each of the executive officers listed, information regarding stock options exercised during, or held at the end of, the fiscal year ended November 30, 1998 pursuant to the Company's 1983 and 1993 Stock Option Plans.

                             AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
===================================================================================================================================
                                                                                                        TOTAL VALUE OF
                                                                 TOTAL NUMBER OF                 UNEXERCISED IN-THE-MONEY
                                                              UNEXERCISED OPTIONS HELD          OPTIONS HELD AT FISCAL YEAR
                      NUMBER OF                                AT FISCAL YEAR END (F1)                    (F1)(F2)
                   SHARES ACQUIRED                          -----------------------------------------------------------------------
       NAME          ON EXERCISE         Value Realized      Exercisable     Unexercisable     Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
R. Fremont                 --                  $0                 0                0               $0                  $0
-----------------------------------------------------------------------------------------------------------------------------------
G. Bordfeld              12,000              45,250             4,000            4,000           25,375              35,750
-----------------------------------------------------------------------------------------------------------------------------------
T. Tomsovic                --                   0              16,000            4,000           91,125              35,750
-----------------------------------------------------------------------------------------------------------------------------------
G. Bilek                   --                   0              16,000            4,000           91,125              35,750
-----------------------------------------------------------------------------------------------------------------------------------
C. Huber                   --                   0              16,000            4,000           91,125              35,750
===================================================================================================================================


(F1) All options outstanding at the end of the fiscal year ended November 30, 1998, are incentive stock options and were granted at 100% of the fair market value of the Company's Common Stock on the date of the grant. For all such options, up to 20% of the shares covered by each option may be purchased commencing on the first anniversary of the date of the grant and the amount increases by 20% on each anniversary thereafter. Such options will expire at various dates between December 9, 2003 and October 19, 2008. For incentive stock options granted after December 31, 1986, the aggregate fair market value of Common Stock with respect to which Incentive Stock Options become exercisable for the first time by any individual grantee during any calendar year may not exceed $100,000.

(F2) Total value of options is based on the difference between the fair market value of Company Common Stock of $23.375, as of November 30, 1998, and the exercise price per share of the options.

COMPENSATION OF DIRECTORS

           Directors who are not employees of the Company are compensated at the rate of $1,000 per Board of Directors meeting attended.


SUMMARY OF CHANGE IN CONTROL BENEFIT ARRANGEMENTS

           The Board has approved and the Company has entered into agreements with the following named executive officers of the Company: Glenn R. Bordfeld, Thomas W. Tomsovic, George J. Bilek and Charles W. Huber. These agreements provide for severance and other benefits in the event of a change of control of the Company and in the event of certain terminations of employment under employment contracts beginning upon the change of control and ending upon six months notice from the Company, but no earlier than December 31, 2000. Some benefits would be provided immediately upon the change of control. Severance benefits for termination of employment after the change of control would be payable only if an executive's employment is terminated by the Company without "cause" or by the executive for "good reason". For this purpose, good reason includes material adverse changes in duties, reduction in salary, or a required move of more than 40 miles. "Cause," for these purposes, means commission of certain felonies, substance abuse, and serious misconduct or neglect in the course of duties.

           At the time of a change of control, the principal benefits that would be provided include (i) an employment contract with (A) a 5% minimum annual base salary increase, (B) no adverse change in duties, (C) no required move of more than 40 miles, and (D) participation in benefit and welfare plans; (ii) a transaction bonus of $150,000; (iii) a performance bonus based on projected operating income for the year of the change of control, prorated for the portion of the year elapsed prior to a change of control, and multiplied by 115%; and
(iv) all unvested stock options would become vested and exercisable.

           The principal benefits that would be provided as severance benefits upon termination by the executive for good reason or by the Company other than for cause or disability include (i) a lump sum payment equal to the greater of
(x) six months' base salary or (y) the base salary through December 31, 2000;
(ii) a payment equal to forfeited retirement benefits, if any; and (iii) continuation of medical, dental, life insurance, and other fringe benefits for the greater of (x) six months or (y) until December 31, 2000. In addition, the agreements provide reimbursement of legal fees for an executive's good faith enforcement of the agreements, regardless of whether the executive prevails. The benefits are capped at the maximum amount payable without triggering excise tax under the golden parachute provisions of the Internal Revenue Code.

           In general, a "change of control" is one or more of the following events: (i) the acquisition by any person of 20% or more of the Company Common Stock or the shares of the Company entitled to vote representing 20% or more of the combined voting power of all Company shares entitled to vote; (ii) the occurrence of certain changes in the composition of the Board not approved by the incumbent board; (iii) the stockholder approval of certain mergers or similar transactions with respect to which the those who were the respective beneficial owners of the Company Common Stock and shares of the Company entitled to vote prior to such merger or transaction do not beneficially own more than 80% of, respectively, the common stock and the combined voting power of the shares entitled to vote of the surviving corporation; or (iv) the stockholder approval of the sale or disposition of all or substantially all of the Company's assets.

           The foregoing is only a summary, and it is qualified in its entirety by reference to the form of Change of Control Benefits Agreement attached hereto as Exhibit 10.8.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           Mr. Fremont is a member of the Board and an executive officer of the Company. Mr. Lewis is a Board member and an officer of the Company but not an executive officer. Mr. Coleman and Mr. Ball are members of the Board but are not executive officers or officers of the Company. Other than the Compensation Committee members and Mr. Fremont, who attends meetings of the Compensation Committee at the request of the Compensation Committee and makes recommendations regarding the compensation level of executive officers other than himself, no current or former officer or employee of the Company or its subsidiaries participated in the deliberations of the Board concerning executive compensation during the fiscal year ended November 30, 1998. Mr. Lewis is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in the fiscal year ended November 30, 1998, and Mr. Ball is the Chairman of Philpott, Ball & Co., an investment banking firm which provided investment banking services to the Company in such fiscal year.

COMPENSATION COMMITTEE AND STOCK OPTION COMMITTEE REPORTS ON EXECUTIVE COMPENSATION

           The Company's executive compensation policy is designed to maintain a competitive compensation program in order to attract and retain well qualified management and to provide management with the incentive to accomplish the Company's financial and operating objectives. Compensation for executives generally consists of cash compensation in the form of annual base salary and performance-based bonuses, and long-term incentive compensation in the form of stock options.

           The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors and, with respect to stock options and stock appreciation rights ("SARs") under the Company's Stock Option Plans, by the Stock Option Committee. The Stock Option Committee has four members (consisting of the CEO and three outside directors), and in fiscal 1998 met together once. The Compensation Committee has three members (consisting of the three outside directors), and in fiscal 1998 met once.

           In setting cash compensation levels for executive officers (including the CEO), the Compensation Committee considers the performance of the Company and of the individual officer, including the assumption of new duties by the officer. While the Company's overall financial performance, particularly operating income, is taken into account, base salaries for executive officers are primarily determined by the Compensation Committee's subjective assessment of the executive's individual performance. The Compensation Committee does not set target bonuses or target performance goals in setting cash compensation levels for executive officers.

           In addition to base salary, the Compensation Committee has an incentive bonus plan applicable to the following officers of the Company: Thomas
W. Tomsovic, Glenn R. Bordfeld, George J. Bilek, Charles F. Huber, Scott L. Roos, and Joel W. Chemers. The incentive bonus plan provided for the payment of cash bonuses to these executives pursuant to a formula based on increases in operating income of the Company. The Company paid bonuses earned in fiscal 1998 pursuant to this plan to Thomas W. Tomsovic, Glenn R. Bordfeld, George J. Bilek, Charles F. Huber, and Joel W. Chemers.

           In determining the salary to be paid to the CEO in any fiscal year, in addition to the factors set forth above, which are applicable to all executive officers, the Compensation Committee also compares base salaries of chief executive officers of other companies of similar size and engaged in manufacturing businesses to that of the Company's CEO and considers the performance of the Company's Common Stock.

Some, but not all, of the companies used for salary comparison purposes are companies listed in the NASDAQ Electrical Component Index for which cumulative total return information is provided in the "Performance Graph" section below. Although the Compensation Committee takes into account all of the factors described above in determining an appropriate base salary for Mr. Fremont, it does not engage in any particular weighing of these factors (other than the emphasis placed on individual performance). The success of the Company in meeting its financial goals is not one of the factors that the Compensation Committee considers in determining the CEO's base salary. It should be noted that Mr. Fremont does not participate in Compensation Committee discussions or decisions regarding his compensation.

           Pursuant to the authority delegated by the Board of Directors, the Stock Option Committee is responsible for granting and administering stock options and SARs under the Company's Stock Option Plans. Stock options and SARs are designed to align the interests of executives with those of the stockholders. No member of the Stock Option Committee (including Mr. Fremont) is eligible to receive stock options or SARs.

           Under the Company's 1993 Stock Option Plan, stock options have been awarded to certain key employees, including the Company's executive officers. All currently outstanding stock options were granted with an exercise price equal to the market price of the Common Stock on the date of grant and vest over a period of time. This approach is designed to encourage the creation of stockholder value over the long term since the full benefit of the compensation package generally cannot be realized unless stock price appreciation occurs over a number of years. The Stock Option Committee determines the size of awards of stock options and SARs to executives based on similar factors as are used to determine base salaries.

           In addition to salary, stock options and SARs, the Company's compensation package includes Company matching and discretionary contributions to a 401(k) plan, medical and life insurance, and other benefits.

           Finally, the Compensation Committee reviews the possible effect on the Company of the limitations on deductibility of executive compensation under
Section 162(m) of the Internal Revenue Code. The Compensation Committee does not believe that such section will be applicable to the Company in the foreseeable future but will review the Company's compensation practices as circumstances warrant.

           COMPENSATION & AUDIT                    STOCK OPTION COMMITTEE
             COMMITTEES

           Julius Lewis                            Robert S. Fremont
           Allan Coleman                           Julius Lewis
           George M. Ball                          Allan Coleman
                                                   George M. Ball

PERFORMANCE GRAPH

                    COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
              AMONG JUNO LIGHTING, INC., NASDAQ STOCK MARKET INDEX
                (U.S. COMPANIES) AND NASDAQ ELECTRICAL COMPONENT
                                 STOCK INDEX(F1)

-------------------------------------------------------------------------------------------------------------------
                                    Juno                   NASDAQ Stock                  NASDAQ Electrical
        Fiscal Year            Lighting, Inc.          Market Index (U.S.)                Component Index
-------------------------------------------------------------------------------------------------------------------
          11/30/93                  100.00                    100.00                              100.00
-------------------------------------------------------------------------------------------------------------------
          11/30/94                  87.95                     100.20                              112.38
-------------------------------------------------------------------------------------------------------------------
          11/30/95                  78.88                     142.87                              207.24
-------------------------------------------------------------------------------------------------------------------
          11/30/96                  78.61                     174.91                              322.20
-------------------------------------------------------------------------------------------------------------------
          11/30/97                  99.59                     217.89                              378.58
-------------------------------------------------------------------------------------------------------------------
          11/30/98                  123.11                    267.19                              469.62
===================================================================================================================

(F1) Cumulative return assumes reinvestment of dividends. This table assumes $100.00 was invested in Juno Common Stock, the NASDAQ Stock Market Index (U.S.) and the NASDAQ Electrical Component Index on November 30, 1993.

The stock price performance depicted in the foregoing performance graph is not necessarily indicative of future price performance. This performance graph shall not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

PRINCIPAL STOCKHOLDERS

           The following table sets forth, as of March 15, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.

=============================================================================================================
                                                                    SHARES
                                                                 BENEFICIALLY            PERCENTAGE OF
                      NAME AND ADDRESS                              OWNED             SHARES OUTSTANDING
-------------------------------------------------------------------------------------------------------------
Harris Associates L.P.
Two North LaSalle Street, Suite 500
Chicago, Illinois 60602-3790................................    1,742,700(F1)                9.37%
-------------------------------------------------------------------------------------------------------------
National Rural Electric Cooperative
 Association
4301 Wilson Blvd.
Arlington, Virginia 22203...................................    1,340,000(F2)                7.21%
-------------------------------------------------------------------------------------------------------------
LENS Investment Management, LLC
1200 G Street, N.W., Suite 800
Washington, D.C.  30005.....................................    1,214,908(F3)                6.53%
-------------------------------------------------------------------------------------------------------------
Royce & Associates, Inc., Royce Management
Company and Charles M. Royce
1414 Avenue of the Americas
New York, New York 10019....................................     975,800(F5)                 5.25%
-------------------------------------------------------------------------------------------------------------
Bank One Corporation
One First National Plaza
Chicago, Illinois 60670.....................................     945,800(F4)                 5.09%
=============================================================================================================

(F1) Harris Associates L.P. ("Harris") beneficially owns 1,742,700 shares, has shared power to vote or direct the votes of such shares, has sole power to dispose or direct the disposition of 581,400 shares and has shared power to dispose or direct the disposition of 1,161,300 shares of which 1,085,000 shares are owned by the Oakmark Fund, an investment trust whereby Harris serves as investment advisor.

(F2) National Rural Electric Cooperative Association beneficially owns 1,340,000 shares, has sole power to vote or direct the vote and dispose or direct the disposition of such shares.

(F3) LENS Investment Management, LLC ("LENS") beneficially owns 1,214,908 shares, has sole power to vote or direct the vote and dispose or direct the disposition of 835,236 shares. Ram Trust Services, Inc. ("RAM") has sole power to vote or direct the vote and dispose or direct the disposition of 375,147 shares. Mr. Robert B. Holmes, a client of LENS, has sole power to vote or direct the vote and dispose or direct the disposition of

           2,800 shares. As a result of Mr. Holmes' participation in the management and ownership of LENS, Mr. Holmes and LENS may be deemed to be acting in concert and to have beneficial ownership of each others' shares within the meaning of Section 13(d) of the 1934 Securities Exchange Act ("1934 Act"). Mr. John B. Goodrich, an employee of RAM and a client of LENS, has sole power to vote and dispose or direct the disposition of 1,725 shares. As a result of Mr. Goodrich's status as an employee of RAM and his participation in the ownership of RAM and in LEN'S activities relating to the shares of Common Stock, Mr. Goodrich and LENS may be deemed to be acting in concert and to have beneficial ownership of each others' shares within the meaning of Section 13(d) of the 1934 Act.

(F4) Bank One Corporation ("Bank One") beneficially owns 945,800 shares and has sole power to vote or direct the vote of 882,250 of such shares. Bank One has sole power to dispose or to direct the disposition of 922,300 shares and shared power to dispose or to direct the disposition of 18,000 shares.

(F5) Royce & Associates, Inc. ("Royce") beneficially owns 949,100 shares, has sole power to vote or direct the vote and dispose or to direct the disposition of such shares. Royce Management Company ("RMC") beneficially owns 26,700 shares, has sole power to vote or direct the vote and dispose or to direct the disposition of such shares. Mr. Royce may be deemed to be a controlling person of Royce and RMC, and, as such, may be deemed to beneficially own the shares, beneficially owned by Royce and RMC. Mr. Royce disclaims beneficial ownership of such shares.

DIRECTORS' AND EXECUTIVE OFFICERS' STOCK OWNERSHIP

       The following table sets forth, as of March 15, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by each director, each of the executive officers named in the Summary Compensation Table and all executive officers and directors as a group. The persons named hold sole voting and investment power with respect to the shares of Common Stock listed below, except as otherwise indicated.

==========================================================================================
                                                                SHARES      PERCENTAGE
                                                             BENEFICIALLY    OF SHARES
                        NAME                                     OWNED      OUTSTANDING
==========================================================================================
Robert S. Fremont (F1)...............................           619,856       3.33%
------------------------------------------------------------------------------------------
Glenn R. Bordfeld (F4)(F5)...........................            10,400         *
------------------------------------------------------------------------------------------
Thomas W. Tomsovic (F1)(F2)..........................            16,000         *
------------------------------------------------------------------------------------------
Julius Lewis (F3)....................................             4,000         *
------------------------------------------------------------------------------------------
Allan Coleman (F3)...................................             2,000         *
------------------------------------------------------------------------------------------
George M. Ball (F3)..................................             2,500         *
------------------------------------------------------------------------------------------
George J. Bilek (F4)(F6).............................            26,350         *
------------------------------------------------------------------------------------------
Charles F. Huber (F4)(F7)............................            20,800         *
------------------------------------------------------------------------------------------
All Directors and Executive Officers
    as a group (F8)..................................           703,006       3.78%
==========================================================================================

(F1)       Executive Officer and Director
(F2) Represents 16,000 shares which Mr. Tomsovic has the right to acquire within 60 days of March 15, 1999.
(F3)       Director
(F4)       Executive Officer
(F5) Includes 4,000 shares which Mr. Bordfeld has the right to acquire within 60 days of March 15, 1999.
(F6) Includes 16,000 shares which Mr. Bilek has the right to acquire within 60 days of March 15, 1999.
(F7) Includes 16,000 shares which Mr. Huber has the right to acquire within 60 days of March 15, 1999.
(F8) Includes 53,000 shares which five executive officers have the right to acquire within 60 days of March 15, 1999.

*          Less than 1%

                                    SIGNATURE

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                     JUNO LIGHTING, INC.


                                     By:   /s/ George J. Bilek
                                           -------------------------------------
                                           George J. Bilek
                                           Vice President, Finance and Treasurer

                                                       EXHIBIT INDEX

EXHIBIT NO.                                             DESCRIPTION

1 Certificate of Incorporation, as amended, of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1987.

2 Agreement and Plan of Recapitalization and Merger dated as of March 26, 1999 among Fremont Investors I, LLC, Jupiter Acquisition Corp., and the Company, which includes (i) as Exhibit A thereto the form of 1999 Stock Award and Incentive Plan, (ii) as Exhibit B thereto the form of Amended and Restated Certificate of Incorporation of the Company and (iii) as Exhibit C thereto the form of Management Services Agreement between Fremont Partners, L.L.C. and the Company, filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

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

10.3(a) Agreement among Juno Lighting, Inc., the City of Des Plaines and American National Bank and Trust Company of Chicago. Filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1, made effective September 1, 1983 (Registration No. 2-85267).

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

10.7(c) Third Amendment to Juno Lighting, Inc. Rights Agreement dated as of March 26, 1999 between Juno Lighting, Inc. and The First Chicago Trust Company, as successor Rights Agent, filed as Exhibit 10.7(c) to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

10.8                  Form of Change of Control Benefits Agreement

11.1   *              Computations of Net Income Per Common Share.

16.1 The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0- 11631).

21.1   *              Subsidiaries of the Registrant.

23.1   *              Consent of PricewaterhouseCoopers LLP.

99                    Press Release dated March 26, 1999.


* Previously filed on February 25, 1999 with the Company's Form 10-K for the fiscal year ended November 30, 1998.