Form 10-Q
period 1999-02-28
JUNO LIGHTING INC
filed 1999-04-12
CIK 723888

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.  20549

(Mark One)

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                            February 28, 1999
For the quarterly period ended ...........................................

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


There were 18,597,027 common shares outstanding as of March 31, 1999.

                JUNO LIGHTING, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED BALANCE SHEETS
                =====================================

                                                        (In Thousands)
                                                  February 28,   November 30,
                   ASSETS                            1999           1998
                   ------                         -----------    -----------
                                                  (Unaudited)    (Unaudited)
CURRENT ASSETS:
        Cash and cash equivalents                 $     4 008    $    10 498
        Marketable securities                          79 992         77 836
        Accounts receivable, less
              allowance for possible losses
              of $1,223,000 and $1,205,000             24 773         24 577
        Inventories at lower of cost or market         29 284         28 115
        Prepaid expenses and miscellaneous              4 197          5 041
                                                  -----------    -----------
                    TOTAL CURRENT ASSETS              142 254        146 067
                                                  -----------    -----------
PROPERTY, PLANT AND EQUIPMENT,
        less accumulated depreciation of
        $16,344,000 and $15,351,000                    46 691         46 176
OTHER ASSETS:
        Marketable securities                          19 650         12 049
        Goodwill and other intangibles, net
              of accumulated amortization of
              $1,577,000 and $1,536,000                 4 388          4 429
        Miscellaneous                                     114            118
                                                  -----------    -----------

                    TOTAL OTHER ASSETS                 24 152         16 596
                                                  -----------    -----------
                                                  $   213 097    $   208 839
                                                  ===========    ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
        Accounts payable                          $     4 477    $     4 441
        Accrued liabilities                             8 405          8 217
                                                  -----------    -----------
                    TOTAL CURRENT LIABILITIES          12 882         12 658

LONG-TERM DEBT & DEFERRED INCOME TAXES                  4 750          4 733
                                                  -----------    -----------

STOCKHOLDERS' EQUITY:
        Common stock, $.01 par, shares
              authorized 50,000,000;
              outstanding 18,597,027 & 18,595,327         186            186
        Paid-in-capital                                 5 509          5 484
        Accumulated other comprehensive income            447            604
        Retained earnings                             189 323        185 174
                                                   -----------     ----------
                    TOTAL STOCKHOLDERS' EQUITY        195 465        191 448
                                                   -----------     ----------
                                                  $   213 097      $ 208 839
                                                  ===========      =========
                  (See Notes To Consolidated Financial Statements)

                JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             ===========================================

                                             (In Thousands Except Per
                                                 Share Amounts)
                                               Three Months Ended
                                          ------------------------------
                                          February 28,     February 28,
                                              1999             1998
                                          -----------      -----------
                                          (Unaudited)      (Unaudited)

NET SALES                                 $    37 277      $    34 386

COST OF SALES                                  18 554           17 616
                                          -----------      -----------
      Gross profit                             18 723           16 770

SELLING, GENERAL AND ADMINISTRATIVE            10 797           10 468
                                          -----------      -----------
      Operating income                          7 926            6 302

OTHER INCOME                                    1 259              931
                                          -----------      -----------
      Income before taxes on income             9 185            7 233

TAXES ON INCOME                                 3 176            2 467
                                          -----------      -----------
NET INCOME                                $     6 009      $     4 766
                                          ===========      ===========


NET INCOME PER COMMON SHARE (BASIC AND DILUTED) $0.32            $0.26
                                                =====            =====



















                  (See Notes To Consolidated Financial Statements)

                JUNO LIGHTING, INC. AND SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
        =====================================================

                                            (In Thousands)
                                           Three Months Ended
                                           February 28, 1999
                                           ------------------
                                              (Unaudited)

RETAINED EARNINGS, beginning of period        $   185 174

CASH DIVIDEND ($0.10 per share)               (     1 860)

NET INCOME, three months ended
       February 28, 1999                            6 009
                                              -----------
RETAINED EARNINGS, end of period              $   189 323
                                              ===========




































             (See Notes To Consolidated Financial Statements)

                 JUNO LIGHTING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS

                           OF CASH FLOWS
                 ====================================

                                                (In Thousands)
                                               Three Months Ended
                                          -----------------------------
                                          February 28,     February 28,
                                              1999             1998
                                          -----------      -----------
                                          (Unaudited)      (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) OPERATING
   ACTIVITIES:

   Net income                             $     6 009      $     4 766
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation & amortization               1 033              938
      Changes in assets and liabilities:
         (Increase) in accounts receivable(       143)     (       785)
         (Increase) in inventory          (     1 169)     (       761)
         Decrease in prepaid expense              984              120
         Decrease (Increase) in other
            assets                                  6      (        19)
         Increase in accounts payable and
            accrued expenses                      224              602
         Deferred income taxes                     57               68
                                          -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES:      7 001            4 929
                                          -----------      -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:

   Capital expenditures                   (     1 508)     (     1 580)
   Purchases of marketable securities     (    18 079)     (    12 392)
   Sales of marketable securities               7 971            5 931
                                          -----------      -----------
NET CASH (USED IN) PROVIDED BY INVESTING
   ACTIVITIES                             (    11 616)     (     8 041)












                             (Continued on Next Page)

                 JUNO LIGHTING, INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS

                      OF CASH FLOWS (CONTINUED)
                  =================================

                                                  (In Thousands)
                                                 Three Months Ended
                                            -----------------------------
                                            February 28,     February 28,
                                                1999             1998
                                            ___________      ___________
                                            (Unaudited)      (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
   ACTIVITIES:

   Proceeds from exercise of stock
      options                                       25               12
   Dividend paid                           (     1 860)     (     1 670)
   Principal payments on long-term debt    (        40)     (        29)
                                           ___________      ___________

      NET CASH (USED IN)
         FINANCING ACTIVITIES              (     1 875)     (     1 687)
                                           ___________      ___________

NET (DECREASE) IN CASH                     (     6 490)     (     4 799)

CASH AT BEGINNING OF PERIOD                     10 498            6 806
                                           ___________      ___________

CASH AT END OF PERIOD                      $     4 008      $     2 007
                                           ===========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION:

   Cash paid during the period for:
      Interest                             $        34      $        41
      Income taxes                                   0              208














                 (See Notes To Consolidated Financial Statements)

                  JUNO LIGHTING, INC. AND SUBSIDIARIES

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          ====================================================


FINANCIAL INFORMATION

     The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1998 was derived from the Company's audited consolidated financial statements.


INVENTORIES

     Inventories are summarized as follows:

                                          (In Thousands)

                                February 28,           November 30,
                                    1999                   1998
                                -----------            -----------
     Finished goods             $    14 491            $    13 164
     Raw materials                   14 793                 14 951
                                -----------            -----------
                                $    29 284            $    28 115
                                ===========            ===========

NET INCOME PER COMMON SHARE

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                         Three Months Ended
                                         ------------------
                                    February 28,       February 28,
                                        1999               1998
                                    -----------        -----------
         Basic                       18,595,752         18,559,970
         Diluted                     18,650,611         18,584,295


COMPREHENSIVE INCOME

        As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to the adoption of SFAS 130, the Company reported such adjustments and unrealized gains or losses separately in stockholders' equity. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                        Three Months Ended February 28,
                                               1999          1998
                                        ------------------------------
Net income                                    $6,009        $4,766
Net change in unrealized gain (loss)
  on available-for-sale securities            (  211)          205
Foreign currency translation adjustment           54             3
                                              ------        ------
     Comprehensive income                     $5,852        $4,974
                                              ======        ======

     The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                               February 28,     November 30,
                                                   1999             1998
                                                  ------           ------

Unrealized gain (loss) on
  available-for-sale securities                   $1,048           $1,259
Foreign currency translation adjustment           (  601)          (  655)
                                                  ------            -----
     Accumulated other comprehensive income       $  447           $  604
                                                  ======           ======

      ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                 OF OPERATIONS AND FINANCIAL CONDITION
      ======================================================

RESULTS OF OPERATIONS:
---------------------
Three Months Ended February 28, 1999 Compared With Three Months
---------------------------------------------------------------
Ended February 28, 1998
-----------------------

     During the first quarter ended February 28, 1999, net sales increased by 8.4% to $37,277,000 compared to $34,386,000 for the like period in 1998. This increase was not confined to any particular product line, market or geographic area, but, in management's opinion, is reflective of market share gains and an overall increase in demand from improving economic conditions. Sales through Juno's Canadian subsidiary increased 14.4% to $2,007,000 compared to $1,754,000 for the like period in 1998.

     Cost of sales as a percentage of net sales decreased to 49.8% for the quarter, compared to 51.2% for the like period in 1998 due to increased productivity, stable raw material costs and benefits resulting from the retooling of high volume parts.

     Selling, general and administrative expenses expressed as a percentage of sales decreased to 29.0% for the first quarter of 1999 compared with 30.4% for the like period in 1998 due primarily to economies of scale associated with the sales increase.

     As a result of the above factors, operating income increased to 21.3% of sales as compared to 18.3% for the like period in 1998.

LIQUIDITY AND CAPITAL RESOURCES:
-------------------------------
     During the three month period ended February 28, 1999, the Company generated positive net cash flow from operating activities of $7,001,000. This was comprised principally of net income, depreciation and amortization, decreases in prepaid expenses, and increases in accounts payable and accrued expenses (collectively aggregating $8,250,000), net of increases in accounts receivable of $143,000 and inventory of $1,169,000. The Company used the net cash provided from operating activities to finance capital expenditures of $1,508,000, pay dividends of $1,860,000 and to increase its investment portfolio by $10,108,000.

     On March 1, 1999, the Company announced the declaration of a cash dividend of 10 cents per share payable April 15, 1999, to stockholders of record on March 15, 1999. Management believes that the existing level of working capital is adequate for the Company's liquidity needs currently and in the foreseeable future based on the Company's current capitalization. It is currently anticipated that future working capital requirements and capital expenditures will be met by internally generated funds based on the Company's current capitalization.

PROPOSED MERGER AND RECAPITALIZATION
------------------------------------

    On March 26, 1999, the Company entered into a merger and recapitalization agreement, which if consummated, would materially affect the Company's capitalization and liquidity. (See Part II, Item 5).

OTHER MATTERS:
-------------

    The Company has been assessing its "Year 2000" readiness and exposure to Year 2000 issues. Partly is connection with such assessment, the Company initiated a program to upgrade its systems hardware and software. The Company's assessment has been focused on information technology systems but has included a limited review of non-information technology systems, principally imbedded building and facility systems. The Company entered into an agreement to acquire new enterprise system software and certain related consulting services. The vendor has advised the Company that the system is Year 2000 compliant. The Company implemented a portion of the new system in the fourth calendar quarter of 1998 and anticipates implementing the balance in the second calendar quarter of 1999. The Company has also solicited confirmation from its principal vendors that such vendors are Year 2000 compliant.

     The Company believes that the principal cost of addressing the Company's Year 2000 issues are costs associated with implementing its new enterprise system. Through February 28, 1999, the Company incurred costs of approximately $3,475,000 with respect to such system and estimates that it will incur approximately an additional $900,000 with respect to such system. However, no assurance can be given as to the ultimate costs that may be incurred with respect to such system or Year 2000 matters.

     The failure of one or more of the Company's systems to be Year 2000 compliant or of the Company's vendors or customers to be Year 2000 compliant could (i) prevent the Company from engaging in its normal business operations for a time period, (ii) cause the Company to resort to alternate or manual processes and incur material additional expenses to correct or replace deficient systems, and (iii) have a material effect on the Company's results of operation, liquidity and financial condition, although the ultimate impact of such events is uncertain. Based on its assessment of its principal information technology systems, including the advice of its enterprise systems vendor, the Company believes that its material systems will be Year 2000 compliant. However, the impact of the failure of such systems to be compliant is uncertain and the Company is unable to determine its most reasonably likely worst case scenario. The Company has not undertaken and does not anticipate undertaking further analysis of the uncertainty or development of a plan to address this uncertainty or the potential that the Company or its vendors or customers fail to be Year 2000 compliant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
===================================================================

     The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk with respect to its Securities Available for Sale. All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of February 28, 1999, the cost and market value of such bonds was $97,954,000 and $99,642,000, respectively.
A significant increase in interest rates would result in a decrease in the bond prices. However, to minimize risk, the Company has a policy of investing only in highly rated instruments (substantially all have AA or better Moody's bond ratings).

     The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percentages).

               1999      2000      2001      2002      2003      Thereafter
              -----     -----     -----     -----     -----      ----------
Investments $ 7,987    $8,229    $7,264    $6,719    $8,503      $   60,940
Average        5.3%      5.4%      5.8%      5.5%      5.3%            5.5%
Interest Rate


                           PART II - OTHER INFORMATION
                           ===========================



     Item 1. Legal Proceedings - Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November
               30, 1998 for a description of Nilssen vs. Juno Lighting, Inc. ("Juno"). On February 17, 1999, the complaint was amended to add Management Investment & Technology, Ltd. and Digital Lighting, Inc. as plaintiffs and to claim lost profits of these entities as damages. These parties are allegedly exclusive licensees under patents held by Mr. Nilssen.

               LINDA BARNES Juno, its directors, Fremont Investors I, LLC ("Fremont Investors") and Fremont Partners, L.P. ("Fremont Partners") have been named defendants in a purported class action lawsuit commenced on or about April 1, 1999 in the Court of Chancery in and for New Castle County, Delaware.
               Such action is captioned Linda Barnes v. George M. Ball, Thomas Tomsovic, Allan Coleman, Robert S. Fremont, Julius Lewis, Fremont Investors I, LLC, Fremont Partners, L.P. and Juno Lighting, Inc. (Case No. 17084NC). The complaint in such lawsuit alleges, among other things, that the Juno Board of Directors breached their fiduciary duties to Juno stockholders by failing to appoint additional independent directors and by entering into the merger agreement, and that Fremont Investors and Fremont Partners aided and abetted such breach of fiduciary duties. More specifically, the plaintiff alleges, among other things, that the Juno Board of Directors failed to engage in any market check and agreed to sell control of Juno to Fremont Investors for a price that was less than Juno's true worth. As relief, the complaint seeks,among other things, an injunction against consummation of the merger or, to the extent the merger is concluded, a rescission of the merger, damages in an unspecified amount, a court order compelling Juno to appoint two additional independent directors, and an award to plaintiff of her costs and expenses, including attorneys' and expert's fees, incurred in connection with such lawsuit.

               Juno believes that the allegations contained in the complaint are without merit and intends to vigorously contest the action, on behalf of itself and its directors, if the plaintiff elects to proceed with her action.


     Item 2.   Changes in Securities - None


     Item 3.   Defaults Upon Senior Securities - None


     Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information   On March 26, 1999, Juno Lighting, Inc. ("Juno")
          entered into a merger and recapitalization agreement with an entity controlled by Fremont Partners, L.P., Fremont Investors I, LLC ("Fremont"), providing for the merger of Juno with Jupiter Acquisition Corp., a Delaware corporation formed by Fremont.

          The merger and recapitalization agreement provides that the owner of each outstanding share of Juno common stock can elect either to receive $25.00 in cash for that share or to retain that share, subject to proration as described below; provided that an aggregate of 2,400,000 shares (approximately 12.9% of the presently outstanding shares) must be retained by existing public shareholders. If existing public shareholders elect to retain more than 2,400,000 of the outstanding shares, then the shares available will be prorated among those electing to retain shares and cash will be paid for all other shares. If holders elect to retain fewer than 2,400,000 of the outstanding shares, the remaining available shares will be prorated among those electing cash. Immediately following the merger, existing shareholders will hold an approximate 39.5% fully diluted interest in Juno, not taking into account the subsequent increase in the stated amount of the preferred stock referred to below and the corresponding increase in the number of shares of common stock issuable upon conversion of the preferred stock.

          The merger and recapitalization agreement also provides for a simultaneous purchase by Fremont of 1,060,000 newly issued convertible preferred shares of Juno at a price of $100.00 per share or an aggregate initial stated amount of $106,000,000. The preferred stock will generally have the right to receive cumulative 2% quarterly dividends. These quarterly dividends will cause an increase in the stated amount of the preferred stock for the first five years following issuance; the dividends will become payable in cash thereafter. The preferred stock will be convertible into a number of shares of common stock derived by dividing the stated amount by the conversion price of $26.25 per share, which is subject to adjustment in certain events. At any time beginning on the ninth anniversary of the effective time of the merger, Juno may elect to redeem the preferred stock at a price equal to the then stated amount plus any accrued by unpaid dividends.

          Juno's Board of Directors has unanimously recommended that shareholders vote in favor of the transactions and has received a fairness opinion from Juno's financial advisor, William Blair & Company, L.L.C. Upon completion of the transaction, Juno expects to continue to operate as an independent public company under its current name, and its headquarters are expected to remain in Des Plaines, Illinois.

          Juno's Board of Directors also adopted the Third Amendment to its Stockholder Rights Agreement which amendment, among other things, provides that none of Fremont, Jupiter Acquisitions Corp., or any of their respective Affiliates or Associates shall be become an Acquiring Person (as such terms are defined in the Rights Agreement) as the result an acquisition of Juno securities pursuant to and in accordance with the merger and recapitalization agreement.

          The merger and recapitalization is subject to customary terms and conditions, including the approval of Juno's shareholders and funding of financing arrangements. It is currently contemplated that the transaction would be submitted to shareholders for approval at a shareholders' meeting to be held as soon as practicable. A commitment has been obtained from Bank of America for up to $125 million in senior debt financing and an investment bank has been engaged to arrange approximately $125 million of senior subordinated debt to finance the transaction.

          The merger and recapitalization agreement includes provisions prohibiting Juno from soliciting another purchaser and provides for the payment of certain fees and the reimbursement of expenses to Fremont in the event of a termination of the merger agreement under certain circumstances.

          Reference is made to the Company's Current Report on Form 8-K filed March 29, 1999 including the exhibits thereto and a Registration Statement on Form S-4, including the exhibits thereto, to be filed promptly after the filing of this Quarterly Report on Form 10-Q for additional information.


Item 6.   (a) Exhibits

          2.1 PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION. Agreement and Plan of Merger, dated as of March
              26, 1999, by and between Fremont Investors I, LLC, Jupiter Acquisition Corp. and Juno Lighting, Inc. filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999 and incorporated herein by reference.

          (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

                                 SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    JUNO LIGHTING, INC.




                                    By:  George J. Bilek
                                    --------------------
                                    George J. Bilek, Vice President Finance
                                    (Principal Financial Officer)




Dated:  April 12, 1999