Form 10-Q
period 1999-05-31
JUNO LIGHTING INC
filed 1999-06-24
CIK 723888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

                                                May 31, 1999
For the quarterly period ended ...........................................

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


There were 18,617,227 common shares outstanding as of May 31, 1999.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                         (In Thousands)
                                                     May 31,      November 30,
      ASSETS                                          1999            1998
      ------                                       ----------     -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $   28 232     $   10 498
   Marketable securities                               74 485         77 836
   Accounts receivable, less allowance for
      possible losses of $1,240,000 and $1,205,000     28 515         24 577
   Inventories at lower of cost or market              29 318         28 115
   Prepaid expenses and miscellaneous                   4 319          5 041
                                                   ----------     ----------
                    TOTAL CURRENT ASSETS              164 869        146 067
                                                   ----------     ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $17,346,000 and $15,351,000                       47 313         46 176
                                                   ----------     ----------
OTHER ASSETS:
   Marketable securities                                    0         12 049
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,617,000 and $1,536,000                         4 348          3 940
   Miscellaneous                                        1 069            607
                                                   ----------     ----------
                    TOTAL OTHER ASSETS                  5 417         16 596
                                                   ----------     ----------
                                                   $  217 599     $  208 839
                                                   ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $    6 548     $    4 441
   Accrued liabilities                                  5 775          8 217
                                                   ----------     ----------
                    TOTAL CURRENT LIABILITIES          12 323         12 658
                                                   ----------     ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                  4 859          4 733
                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par, shares authorized
      50,000,000; issued 18,617,227 & 18,595,327          186            186
   Paid-in-capital                                      5 864          5 484
   Accumulated other comprehensive income          (      402)           604
   Retained earnings                                  194 769        185 174
                                                   ----------     ----------

                    TOTAL STOCKHOLDERS' EQUITY        200 417        191 448
                                                   ----------     ----------
                                                   $  217 599     $  208 839
                                                   ==========     ==========






            (See Notes To Consolidated Financial Statements)

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                       May 31,       May 31,
                                                        1999          1998
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    45 504   $    40 846

COST OF SALES                                            23 477        20 345
                                                    -----------   -----------
      Gross profit                                       22 027        20 501

SELLING, GENERAL AND ADMINISTRATIVE                      11 876        10 873
                                                    -----------   -----------
      Operating income                                   10 151         9 628

OTHER INCOME                                              1 136         1 141
                                                    -----------   -----------
      Income before taxes on income                      11 287        10 769

TAXES ON INCOME                                           3 981         3 947
                                                    -----------   -----------
NET INCOME                                          $     7 306   $     6 822
                                                    ===========   ===========


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)          $0.39         $0.37
                                                         =====         =====








                      (See Notes To Consolidated Financial Statements)

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                                     (In Thousands Except Per
                                                          Share Amounts)
                                                         Six Months Ended
                                                    -------------------------
                                                       May 31,       May 31,
                                                        1999          1998
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   82 781    $   75 232

COST OF SALES                                           42 032        37 961
                                                    ----------    ----------
      Gross profit                                      40 749        37 271

SELLING, GENERAL AND ADMINISTRATIVE                     22 672        21 341
                                                    ----------    ----------
      Operating income                                  18 077        15 930

OTHER INCOME                                             2 395         2 071
                                                    ----------    ----------
      Income before taxes on income                     20 472        18 001

TAXES ON INCOME                                          7 157         6 414
                                                    ----------    ----------
NET INCOME                                          $   13 315    $   11 587
                                                    ==========    ==========


NET INCOME PER COMMON SHARE - BASIC                     $0.72         $0.62
                                                        =====         =====

NET INCOME PER COMMON SHARE - DILUTED                   $0.71         $0.62
                                                        =====         =====








                  (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             =====================================================

                                                             (In Thousands)
                                                            Six Months Ended
                                                              May 31, 1999
                                                            ----------------
                                                               (Unaudited)

RETAINED EARNINGS, beginning of period                         $  185 174

CASH DIVIDEND ($0.20 per share)                                (    3 720)


NET INCOME, six months ended                                       13 315
      May 31, 1999                                             ----------

RETAINED EARNINGS, end of period                               $  194 769
                                                               ==========




                (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Six Months Ended
                                                  ----------------------------
                                                     May 31,        May 31,
                                                      1999           1998
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:

    Net income from continuing operations          $   13 315      $  11 587
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation & amortization                  2 076          1 842
           Gain on Sale of Assets                           -     (      175)
           Changes in assets and liabilities:
             (Increase) in accounts
                 receivable                       (     3 819)    (    4 070)
             (Increase) in inventory              (     1 203)    (    3 007)
             Decrease in prepaid expense                1 297            520
             (Increase) in other assets           (       950)    (       41)
             (Decrease) increase in accounts
                 payable and accrued expenses     (       335)           662
             Deferred income taxes                        186             33
                                                  -----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              10 567          7 351
                                                  -----------     ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES:

    Proceeds on sale of building                            -          4 601
    Capital expenditures                          (     3 133)    (    2 536)
    Purchases of marketable securities            (    63 966)    (   26 093)
    Sales of marketable securities                     77 666         15 500
                                                  -----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               10 567     (    8 528)
                                                  -----------     ----------





                              (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                        Six Months Ended
                                                  ----------------------------
                                                     May 31,        May 31,
                                                      1999           1998
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:


    Proceeds from exercise of stock
       options                                            380            249
    Dividend paid                                  (    3 720)    (    3 341)
    Principal payments on long-term debt           (       60)    (       58)
                                                   -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES            (    3 400)    (    3 150)
                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                        17 734     (    4 327)

CASH AT BEGINNING OF PERIOD                            10 498          6 806
                                                   -----------    -----------

CASH AT END OF PERIOD                              $   28 232     $    2 479
                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $       62     $       78
        Income taxes                                    7 114          5 810





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


INVENTORIES

          Inventories are summarized as follows:

                                                       (In Thousands)
                                                May 31,         November 30,
                                                 1999               1998
                                             ------------       ------------
          Finished goods                     $     13 204       $     13 164
          Raw materials                            16 114             14 951
                                             ------------       ------------
                                             $     29 318       $     28 115
                                             ============       ============

NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                                  May 31,           May 31,
                                                   1999              1998
                                                ----------        ----------
     3 months ended
               Basic                            18,602,077        18,564,020
               Diluted                          18,653,666        18,608,016

     6 months ended
               Basic                            18,599,184        18,562,199
               Diluted                          18,654,308        18,594,120

COMPREHENSIVE INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).
The adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to the adoption of SFAS, the Company reported such adjustments and unrealized gains or losses separately in stockholders' equity. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

          The components of comprehensive income, net of related tax, are as follows (in thousands):

                             Three Months Ended        Six Months Ended
                             May 31,     May 31,      May 31,     May 31,
                              1999        1998         1999        1998
                             -------     -------      -------     -------
Net income                   $ 7,306     $ 6,822      $13,315     $11,587
Net change in
  unrealized gain (loss)
  on available-for-sale
  securities                (    913)        153     (  1,124)        358
Foreign currency
  translation adjustment          64    (     87)         118    (     84)
                             -------     -------      -------     -------
     Comprehensive income    $ 6,457     $ 6,888      $12,309     $11,861
                             =======     =======      =======     =======

          The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                     May 31,     November 30,
                                                      1999          1998
                                                     ------        ------
Unrealized gain (loss) on
  available-for-sale securities                      $  135        $1,259
Foreign currency translation adjustment             (   537)      (   655)
                                                     ------        ------
     Accumulated other comprehensive income         ($  402)       $  604
                                                     ======        ======


PROPOSED MERGER AND RECAPITALIZATION

          On March 26, 1999 the Company entered into a merger and recapitalization agreement, which if consummated, would materially affect the Company's capitalization and liquidity. The proposed agreement includes the repurchase of approximately $405 million of the Company's outstanding common stock to be funded by the Company's available cash and marketable securities, additional debt financing and a $106 million preferred stock investment by Fremont Investors I, LLC. In contemplation of the proposed merger and recapitalization, the Company has classified all marketable securities in the accompanying condensed consolidated balance sheet as of May 31, 1999 as current assets.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       ===========================================================

RESULTS OF OPERATIONS:
----------------------
Three Months Ended May 31, 1999 Compared With Three Months
----------------------------------------------------------
Ended May 31, 1998
------------------

       During the second quarter ended May 31, 1999, net sales increased by
11.4% to $45,504,000 compared to $40,846,000 for the like period in 1998.   In
the opinion of management, this increase is due primarily to market share gains and an overall increase in demand from improving economic conditions. Sales through Juno's Canadian subsidiary increased 21.3% to $2,764,000 compared to $2,278,000.

       Cost of sales as a percentage of net sales increased to 51.6% for the quarter, compared to 49.8% for the like period in 1998 due primarily to a change in sales mix for Juno's Canadian and Indy Lighting subsidiaries.

       Selling, general and administrative expenses expressed as a percentage of sales decreased slightly to 26.1% for the second quarter of 1999 compared with 26.6% for the like period in 1998 due primarily to economies of scale associated with the sales increase.

       As a result of the above factors, operating income decreased to 22.3% of sales as compared to 23.6% for the like period in 1998.


Six Months Ended May 31, 1999 Compared With Six Months
------------------------------------------------------
Ended May 31, 1998
------------------

       During the six month period ended May 31, 1999, net sales increased 10.0% to $82,781,000 compared to $75,232,000 for the like period in 1998. In the opinion of management, sales increases were due primarily to market share gains and increases in demand from improved economic conditions.

       Cost of sales as a percentage of net sales increased slightly to 50.8% compared to 50.5% for the like period in 1998. This increase is due primarily to changes in sales mix for Juno's Canadian and Indy Lighting subsidiaries.

       Selling, general and administrative expenses as a percentage of sales decreased to 27.4% as compared to 28.4% in 1998 due to economies of scale associated with the increase in sales.






                                (Continued on Next Page)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (continued)
       =============================================================

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

        During the six month period ended May 31, 1999, the Company generated positive net cash flow from operating activities of $10,567,000. This was comprised principally of net income, depreciation and amortization and a decrease in prepaid expenses, (collectively aggregating $16,688,000), net of increases in accounts receivable of $3,819,000 and inventory of $1,203,000 and other assets of $950,000. The Company used the net cash provided from operating activities to finance capital expenditures of $3,133,000 and pay dividends of $3,720,000.


PROPOSED MERGER AND RECAPITALIZATION
------------------------------------

          On March 26, 1999, the Company entered into a merger and recapitalization agreement, which if consummated, would materially affect the Company's capitalization and liquidity. (Reference is made to the Company's Current Report on Form 8-K filed March 29, 1999 including the exhibits thereto and a Registration Statement on Form S-4, including the exhibits thereto, registration number 333-76101, filed April 12, 1999, as amended for additional information.)

          The Company has historically funded its operations principally from cash generated from operations, available cash and income from marketable securities. In the event the Company consummates the merger and recapitalization, the Company would use substantially all cash and marketable securities as well as incur significant indebtedness. In such event, the Company's liquidity needs would be expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the merger and recapitalization. Principal and interest payments under such indebtedness would represent significant liquidity requirements for the Company. In the event the Company consummates the merger and recapitalization, its principal source of cash to fund its liquidity needs would be net cash from operating activities and borrowings.


OTHER MATTERS:
-------------

          We have has been assessing our "Year 2000" readiness and exposure to Year 2000 issues. Partly in connection with such assessment, we initiated a program to upgrade our systems hardware and software. Our assessment has been focused on information technology systems and has also included a limited review of non-information technology systems, principally imbedded building and facility systems. We entered into an agreement to acquire new enterprise system software and certain related consulting services. The vendor has advised us that the system is Year 2000 compliant. We implemented and tested a portion of the new system in the fourth calendar quarter of 1998 and expect the new system to be fully implemented and operational in our U.S. facilities and in our Canadian facility in the third calendar quarter of 1999. We have also solicited confirmation from our principal suppliers that they are Year 2000 compliant.

          We believe that the principal cost of addressing our Year 2000 issues are costs associated with implementing our new enterprise system. Through May 31, 1999, we incurred costs of approximately $4,300,000 with respect to such system and estimate that we will incur approximately an additional $625,000 with respect to such system. However, the ultimate costs that we may incur with respect to such system or Year 2000 matters may be significantly greater.

          The failure of one or more of our systems to be Year 2000 compliant or of our vendors or customers to be Year 2000 compliant could (i) prevent us from engaging in our normal business operations for a time period, (ii) cause us to resort to alternate or manual processes and incur material additional expenses to correct or replace deficient systems, and (iii) have a material effect on our results of operation, liquidity and financial condition, although the ultimate impact of such events is uncertain. Based on our assessment of our principal information technology systems, including the advice of our enterprise systems vendor, we believe that our material systems will be Year 2000 compliant. However, the impact of the failure of such systems to be compliant is uncertain and we are unable to determine our most reasonably likely worst case scenario. We have not undertaken and do not anticipate undertaking further analysis of the uncertainty or development of a plan to address this uncertainty or the potential that we or our vendors or customers fail to be Year 2000 compliant.

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


       ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       ======================================================================

          The Company, in the normal course of doing business, is theoretically exposed to interest rate change market risk with respect to its Securities Available for Sale. All of the Registrant's Securities Available for Sale are state government or municipal bonds. As of May 31, 1999, the cost and market value of such bonds was $74,286,000 and $74,485,000, respectively. A significant increase in interest rates would result in a decrease in the bond prices. However, to minimize risk, the Company has a policy of investing only in highly rated instruments (substantially all have AA or better Moody's bond ratings).

          The table below presents notional amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio (in thousands, except percentages).

                 1999       2000      2001      2002      2003     Thereafter
                 ----       ----      ----      ----      ----     ----------
Investments   $22,822     $2,573    $4,558    $4,968    $3,834     $   35,730
Average          5.1%       5.9%      5.8%      5.3%      5.4%           5.3%
Interest Rate

          In the event the proposed merger and recapitalization is consummated, it is not anticipated that upon or after consummation the Company would continue to have a material security investment portfolio.

                          PART II - OTHER INFORMATION
                          ===========================


Item 1. Legal Proceedings - Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1998 and Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1999 for descriptions of Nilssen vs. Juno Lighting, Inc.

          Reference is made to Item 1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended February 28, 1999 for a description of Linda Parnes v. George M. Ball, Thomas Tomsovic, Allan Coleman, Robert S. Fremont, Julius Lewis, Fremont Investors I, LLC, Fremont Partners, L.P. and Juno Lighting, Inc.

Item 2.   Changes in Securities - None


Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to a Vote of Security Holders - None


Item 5.   Other Information - None


Item 6.   (a)  Exhibits -

          2.1 Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession - Agreement and Plan of Merger, dated as of March 26, 1999, by and between Fremont Investors I, LLC, Jupiter Acquisition Corp. and Juno Lighting, Inc. filed as
               Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999 and incorporated herein by reference.

          (b) During the quarter for which this report is filed, a report on Form 8-K (SEC File No. 0-11631) was filed with the Securities and Exchange Commission on March 29, 1999, and incorporated herein by reference, to report that Juno Lighting, Inc. entered into an Agreement and Plan of Merger, dated as of March 26, 1999, with Fremont Investors I, LLC and Jupiter Acquisition Corp.

                                  SIGNATURES
                                  ==========



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  JUNO LIGHTING, INC.




                                  By:George J. Bilek
                                     ---------------------------------------
                                     George J. Bilek, Vice President Finance
                                     (Principal Financial Officer)




Dated:     June 24, 1999