Form 10-Q
period 1999-08-31
JUNO LIGHTING INC
filed 1999-10-15
CIK 723888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

                                                August 31, 1999
For the quarterly period ended ...........................................

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


There were 2,412,126 shares of common stock outstanding as of September 30, 1999.






<PAGE 2>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                       ($ In Thousands)
                                                   August 31,     November 30,
      ASSETS                                          1999            1998
      ------                                       ----------     -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $    5 437     $   10 498
   Marketable securities                                    0         77 836
   Accounts receivable, less allowance for
      possible losses of $1,248 and $1,205             26 922         24 577
   Inventories at lower of cost or market              29 656         28 115
   Prepaid expenses and miscellaneous                   4 362          5 041
                                                   ----------     ----------
                    TOTAL CURRENT ASSETS               66 377        146 067
                                                   ----------     ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $18,452 and $15,351                               47 888         46 176
                                                   ----------     ----------
OTHER ASSETS:
   Marketable securities                                    0         12 049
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,591 and $1,477                                 4 160          4 275
   Deferred financing costs & other, net of
      accumulated amortization of $199 & $59.           9 798            272
                                                   ----------     ----------
                    TOTAL OTHER ASSETS                 13 958         16 596
                                                   ----------     ----------
                                                   $  128 223    $   208 839
                                                   ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $    7 562     $    4 441
   Accrued liabilities                                 10 933          8 217
   Current maturities of long-term debt                 3 500              -
                                                   ----------     ----------
                    TOTAL CURRENT LIABILITIES          21 995         12 658
                                                   ----------     ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                212 337          4 733
                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, Series A, $.001 par,
      shares authorized 5,000,000;
      issued 1,060,000                                108 120              -
   Common stock, $.001 and $.01 par, shares
      authorized 45,000,000 & 50,000,000;
      issued 2,412,126 & 18,595,327                         2            186
   Paid-in-capital                                        298          5 484
   Accumulated other comprehensive income            (    576)           604
   Retained earnings <Deficit>                       (213 953)       185 174
                                                   ----------     ----------

           TOTAL STOCKHOLDERS' EQUITY <DEFICIT>      (106 109)       191 448
                                                   ----------     ----------
                                                   $  128 223     $  208 839
                                                   ==========     ==========

            (See Notes To Consolidated Financial Statements)
<PAGE 3>
                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                    August 31,    August 31,
                                                        1999          1998
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    42 979   $    44 419

COST OF SALES                                            21 546        21 569
                                                    -----------   -----------
      Gross profit                                       21 433        22 850

SELLING, GENERAL AND ADMINISTRATIVE                      13 845        11 413
                                                    -----------   -----------
      Operating income                                    7 588        11 437

OTHER INCOME (EXPENSE)                               (    3 420)        1 190
                                                    -----------   -----------
      Income before taxes on income                       4 168        12 627

TAXES ON INCOME                                           1 535         4 577
                                                    -----------   -----------
NET INCOME                                          $     2 633   $     8 050
                                                    ===========   ===========


NET INCOME PER COMMON SHARE (BASIC AND DILUTED)          $0.08         $0.43
                                                         =====         =====
























                      (See Notes To Consolidated Financial Statements)

<PAGE 4>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                                     (In Thousands Except Per
                                                          Share Amounts)
                                                        Nine Months Ended
                                                    -------------------------
                                                    August 31,    August 31,
                                                        1999          1998
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $  125 761    $  119 651

COST OF SALES                                           63 579        59 530
                                                    ----------    ----------
      Gross profit                                      62 182        60 121

SELLING, GENERAL AND ADMINISTRATIVE                     36 517        32 755
                                                    ----------    ----------
      Operating income                                  25 665        27 366

OTHER INCOME (EXPENSE)                               (   1 025)        3 262
                                                    ----------    ----------
      Income before taxes on income                     24 640        30 628

TAXES ON INCOME                                          8 692        10 990
                                                    ----------    ----------
NET INCOME                                          $   15 948    $   19 638
                                                    ==========    ==========


NET INCOME PER COMMON SHARE - BASIC                     $1.01         $1.06
                                                        =====         =====

NET INCOME PER COMMON SHARE - DILUTED                   $1.00         $1.06
                                                        =====         =====








                  (See Notes To Consolidated Financial Statements)

<PAGE 5>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             =====================================================

                                                             (In Thousands)
                                                           Nine Months Ended
                                                            August 31, 1999
                                                           -----------------
                                                               (Unaudited)

RETAINED EARNINGS, beginning of period                         $  185 174

CASH DIVIDEND ($0.20 per share)                               (     3 720)

PREFERRED DIVIDEND                                            (     2 120)

COMMON STOCK RETIREMENT                                       (   409 235)

NET INCOME, nine months ended                                      15 948
      August 31, 1999                                          ----------

RETAINED EARNINGS <DEFICIT>, end of period                    ($  213 953)
                                                               ==========



                (See Notes To Consolidated Financial Statements)


<PAGE 6>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                       Nine Months Ended
                                                  ----------------------------
                                                   August 31,      August 31,
                                                      1999           1998
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:

    Net income from continuing operations          $   15 948      $  19 638
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation & amortization                  3 567          2 728
           Loss <Gain> on Sale of Assets                  606     (      179)
           Changes in assets and liabilities:
             (Increase) in accounts
                 receivable                       (     2 266)    (    6 204)
             (Increase) in inventory              (     1 541)    (    4 867)
             Decrease in prepaid expense                1 319            584
             (Increase) in other assets           (     9 948)    (       27)
             Increase in accounts
                 payable and accrued expenses           5 956          2 578
             Increase (Decrease) in deferred
                 income taxes                             258     (      859)
                                                  -----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              13 899         13 392
                                                  -----------     ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES:

    Proceeds on sale of building                            0          4 605
    Capital expenditures                          (     4 742)    (    3 776)
    Purchases of marketable securities            (    63 966)    (   39 491)
    Sales of marketable securities                    151 346         29 194
                                                  -----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               82 638     (    9 468)
                                                  -----------     ----------




                              (Continued on Next Page)

<PAGE 7>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                       Nine Months Ended
                                                  ----------------------------
                                                   August 31,     August 31,
                                                      1999           1998
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from sale of Common Stock thru
       Employee Purchase Plan                             193            191
    Proceeds from exercise of stock
       options                                            838            280
    Proceeds from issuance of Preferred Stock         106 000              -
    Proceeds from Subordinated Debt                   124 103              -
    Proceeds from bank debt                            94 900              -
    Common Stock retired                           (  415 636)             -
    Dividend paid                                  (    3 720)    (    5 013)
    Principal payments on long-term debt           (    8 276)    (       86)
                                                   -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES            (  101 598)    (    4 628)
                                                   -----------    -----------

NET (DECREASE) IN CASH                             (    5 061)    (      704)

CASH AT BEGINNING OF PERIOD                            10 498          6 806
                                                   -----------    -----------

CASH AT END OF PERIOD                              $    5 437     $    6 102
                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $    1 148     $      126
        Income taxes                                    7 550         11 130



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


INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                              August 31,        November 30,
                                                 1999               1998
                                             ------------       ------------
          Finished goods                     $     18 814       $     13 164
          Raw materials                            10 842             14 951
                                             ------------       ------------
                                             $     29 656       $     28 115
                                             ============       ============
LONG-TERM DEBT

          In connection with the Merger, the Company entered into a senior credit facility (the "Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus a varying applicable percentage. At August 31, 1999 the nominal interest rates for Term Loan A and Term Loan B were 7.77% and 8.27%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

        The Credit Facility is collateralized by certain land and buildings. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2000 - $3,500,000; 2001 - $5,500,000; 2002 -
$6,500,000; 2003 - $8,500,000; 2004 - $8,500,000.

<PAGE 9>

EXTINGUISHMENT OF LONG-TERM DEBT

          On June 30, 1999 the Company paid approximately $3.3 million to pay off an Industrial Revenue Development Bond due in 2016. The early extinguishment resulted in an extraordinary charge consisting of the write-off of related unamortized financing costs.

                                                 (In Thousands)
                                       Three Months           Nine Months
                                          Ended                   Ended
                                  Aug. 31,    Aug. 31,    Aug. 31,   Aug. 31,
                                    1999        1998        1999       1998
                                  --------    --------    --------   --------
Income Before Extraordinary        $ 2 723     $ 8 050     $16 038    $19 638
   Item
Extraordinary Item (Net of
   Applicable Income Taxes of
   $59)                                 90           -          90          -
                                  --------    --------    --------   --------
   Net Income                      $ 2 633     $ 8 050     $15 948    $19 638
                                  ========    ========    ========   ========

SERIES A PREFERRED STOCK

          On June 30, 1999, the Company issued 1,060,000 shares of Series A convertible stock ("Preferred Stock") to Fremont Investors and certain employees of the Company. Holders of the Preferred Stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Board of Directors, in an amount equal to the greater of:

          - dividends which would have been payable to the holders of Series A Convertible Preferred Stock in such quarter had they converted their Series A Convertible Preferred stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or

          - the stated amount then in effect multiplied by 2%.

          Through June 30, 2004, the dividends for the Preferred Stock will be payable by an increase in the stated amount of such stock. After June 30, 2004, the dividends will be paid in cash until redemption or conversion. The Preferred Stock is convertible into shares of the Company's common stock at a rate of $26.25 per share. Holders of Preferred Stock are entitled to vote for each whole share of common stock that would be issuable to such holder upon the conversion of all the shares of the Preferred Stock held by such holder on the record date for the determination of stockholders entitled to vote. Additionally, holders of Preferred Stock have preference to common stockholders in the event of liquidation, dissolution or winding up of the Company.


NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:


                                (Continued on Next Page)
<PAGE 10>
                                                August 31,        August 31,
                                                   1999              1998
                                                ----------        ----------
     3 months ended
               Basic                             6 460 320        18 575 395
               Diluted                           6 469 117        18 617 165

     9 months ended
               Basic                            13 741 834        18 566 300
               Diluted                          13 773 866        18 599 962


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

          The components of comprehensive income, net of related tax, are as follows (in thousands):

                             Three Months Ended        Nine Months Ended
                            August 31,  August 31,   August 31,  August 31,
                              1999        1998         1999        1998
                             -------     -------      -------     -------
Net income                   $ 2 633     $ 8 050      $15 948     $19 638
Net change in
  unrealized gain (loss)
  on available-for-sale
  securities                       -           3            -         359
Foreign currency
  translation adjustment    (     38)   (    253)          80    (    336)
                             -------     -------      -------     -------
     Comprehensive income    $ 2 595     $ 7 800      $16 028     $19 661
                             =======     =======      =======     =======

          The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                   August 31,    November 30,
                                                      1999          1998
                                                     ------        ------
Unrealized gain (loss) on
  available-for-sale securities                      $    -        $1 259
Foreign currency translation adjustment             (   576)      (   655)
                                                     ------        ------
     Accumulated other comprehensive income         ($  576)       $  604
                                                     ======        ======






                                (Continued on Next Page)
<PAGE 11>

MERGER AND RECAPITALIZATION

          On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger and Recapitalization the Company incurred approximately $9.7 million in transaction costs and $9.9 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.


GUARANTORS' FINANCIAL INFORMATION

          The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Indy Lighting, Inc. and Advanced Fiberoptic Technologies, Inc., will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

          Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

                                        For the Three Months Ended August 31, 1999
                                        ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 32 971      $ 39 168        $ 2 953     ($ 32 113)     $ 42 979
Cost of sales               26 351        23 653          2 545     (  31 003)       21 546
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6 620        15 515            408     (   1 110)       21 433
Selling, general and
  administrative             7 437         5 871            509            27        13 844
                          --------  ------------  -------------  ------------  ------------
Operating income         (     817)        9 644          ( 101)    (   1 137)        7 589
Other income(expense)    (   3 409)           23          (  34)            -       ( 3 420)
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income              (   4 226)        9 667          ( 135)    (   1 137)        4 169
Taxes on income          (   1 300)        2 899          (  62)    (       1)        1 536
                          --------  ------------  -------------  ------------  ------------
Net income               ($  2 926)    $   6 768       $  (  73)    ($  1 136)    $   2 633
                          ========  ============  =============  ============  ============


                                (Continued on Next Page)
<PAGE 12>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)



                                        For the Three Months Ended August 31, 1998
                                        ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 32 766      $ 37 356        $ 2 728      $(28 431)     $ 44 419
Cost of sales               18 410        22 578          2 251       (21 670)       21 569
                          --------  ------------  -------------  ------------  ------------
Gross profit                14 356        14 778            477       ( 6 761)       22 850
Selling, general and
  administrative             5 800         5 147            437            29        11 413
                          --------  ------------  -------------  ------------  ------------
Operating income             8 556         9 631             40       ( 6 790)       11 437
Other income(expense)        1 130            98         (   36)      (     2)        1 190
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income                  9 686         9 729              4        (6 792)       12 627
Taxes on income                906         3 666              7        (    2)        4 577
                          --------  ------------  -------------  ------------  ------------
Net income                $  8 780      $  6 063        $(    3)      $(6 790)     $  8 050
                          ========  ============  =============  ============  ============


                                        For the Nine Months Ended August 31, 1999
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 99 545      $106 064        $ 7 726     ($ 87 574)     $125 761
Cost of sales               77 972        65 301          6 743     (  86 437)       63 579
                          --------  ------------  -------------  ------------  ------------
Gross profit                21 573        40 763            983     (   1 137)       62 182
Selling, general and
  administrative            18 893        16 124          1 418            82        36 517
                          --------  ------------  -------------  ------------  ------------
Operating income             2 680        24 639         (  435)    (   1 219)       25 665
Other income(expense)    (   1 230)          305         (  100)            -       ( 1 025)
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income                  1 450        24 944         (  535)    (   1 219)       24 640
Taxes on income                595         8 335         (  234)    (       4)        8 692
                          --------  ------------  -------------  ------------  ------------
Net income (loss)         $    855      $ 16 609       $ (  301)    ($  1 215)    $  15 948
                          ========  ============  =============  ============  ============


                                (Continued on Next Page)

<PAGE 13>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)



                                        For the Nine Months Ended August 31, 1998
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 93 571      $ 52 375       $  6 801      $(33 096)    $ 119 651
Cost of sales               48 980        31 474          5 434       (26 358)       59 530
                          --------  ------------  -------------  ------------  ------------
Gross profit                44 591        20 901          1 367       ( 6 738)       60 121
Selling, general and
  administrative            21 957         9 471          1 215           112        32 755
                          --------  ------------  -------------  ------------  ------------
Operating income            22 634        11 430            152       ( 6 850)       27 366
 Other income(expense)       2 869           499         (  110)            4         3 262
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income                 25 503        11 929             42       ( 6 846)       30 628
Taxes on income              6 331         4 636             30       (     7)       10 990
                          --------  ------------  -------------  ------------  ------------
Net income (loss)         $ 19 172       $ 7 293       $     12    $  ( 6 839)    $  19 638
                          ========  ============  =============  ============  ============

                                                         August 31, 1999
                                                         ---------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  4 246     $     478       $     49    $      664     $   5 437
Accounts receivable, net        25 176        61 780          1 609   (    61 643)       26 922
Inventories                     21 408        16 263          1 435   (     9 450)       29 656
Other current assets             3 610           694             58             -         4 362
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54 440        79 215          3 151   (    70 429)       66 377
Property and equipment          10 390        53 702          2 623   (       376)       66 339
Less accumulated depreciation    2 240        16 072            407   (       268)       18 451
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8 150        37 630          2 216   (       108)       47 888
Other assets                    73 844            70              1   (    59 957)       13 958
                              --------  ------------  -------------  ------------  ------------
Total assets                   136 434       116 915          5 368   (   130 494)      128 223
                              ========  ============  =============  ============  ============
Current liabilities             69 602        11 196          2 176   (    60 979)       21 995
Other liabilities              212 254             1          2 184   (     2 102)      212 337
                              --------  ------------  -------------  ------------  ------------
Total liabilities              281 856        11 197          4 360   (    63 081)      234 332
Total stockholders' equity   ( 145 422)      105 718          1 008   (    67 413)   (  106 109)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity         136 434       116 915          5 368   (   130 494)      128 223
                              ========  ============  =============  ============  ============

                                (Continued on Next Page)
<PAGE 14>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
                                                  November 30, 1998
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  9 066     $   1 054       $    349    $       29     $  10 498
Marketable securities           77 836             -              -             -        77 836
Accounts receivable, net        71 605        94 485          1 412      (142 925)       24 577
Inventories                     19 528        15 472          1 354        (8 239)       28 115
Other current assets             4 222           769             50             -         5 041
                              --------  ------------  -------------  ------------  ------------
    Total current assets       182 257       111 780          3 165      (151 135)      146 067
Property and equipment          10 107        49 330          2 521          (431)       61 527
Less accumulated depreciation   (1 900)      (13 422)          (350)          321       (15 351)
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8 207        35 908          2 171          (110)       46 176
Other assets                    76 798            59              -       (60 261)       16 596
                              --------  ------------  -------------  ------------  ------------
Total assets                  $267 262      $147 747       $  5 336    $ (211 506)    $ 208 839
                              ========  ============  =============  ============  ============
Current liabilities           $ 95 706      $ 57 945       $  1 903    $ (142 896)    $  12 658
Other liabilities                4 646             -          2 204        (2 117)        4 733
                              --------  ------------  -------------  ------------  ------------
Total liabilities              100 352        57 945          4 107      (145 013)       17 391
Total stockholders' equity     166 910        89 802          1 229       (66 493)      191 448
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $267 262      $147 747       $  5 336    $ (211 506)    $ 208 839
                              ========  ============  =============  ============  ============

                                    For the Nine Months Ended August 31, 1999
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $  9 466      $  4 066      ($    248)      $   615      $ 13 899
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities
  Capital expenditures       (     163)    (   4 547)     (      32)            -     (   4 742)
  Proceeds from sale of assets       -             -              -             -             -
  Purchases of marketable
   securities                 ( 63 966)            -              -             -      ( 63 966)
  Sales of marketable
   securities                  151 346             -              -             -       151 346
                             ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities         87 217     (   4 547)     (      32)            -        82 638
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities
  Dividends paid             (   3 720)            -              -             -     (   3 720)
  Proceeds from issuance of
   preferred stock             106 000             -              -             -       106 000
  Proceeds from subordinated
   debt                        124 103             -              -             -       124 103
  Proceeds from bank debt       94 900             -              -             -        94 900
  Common stock retired       ( 415 636)            -              -             -     ( 415 636)
  Other financing activities (   7 245)            -      (      20)           20     (   7 245)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                ( 101 598)            -      (      20)           20     ( 101 598)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                   (   4 915)    (     481)     (     300)          635     (   5 061)
Cash at beginning of period      9 162           958            349            29        10 498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  4 247      $    477       $     49       $   664      $  5 437
                             =========  ============  =============  ============  ============
<PAGE 15>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)


                                            For the Nine Months Ended August 31, 1998
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 13 256      $    437        $ ( 159)      $ ( 142)     $ 13 392
                              --------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures         ( 2 550)       (1 475)           249             -       ( 3 776)
  Proceeds from sale of assets   4 605             -              -             -         4 605
  Purchases of marketable
   securities                  (39 491)            -              -             -       (39 491)
  Sales of marketable
   securities                   29 194             -              -             -        29 194
                             ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities        ( 8 242)       (1 475)           249             -       ( 9 468)
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid               ( 5 013)            -              -             -       ( 5 013)
  Other financing activities       385             -          (  19)           19           385
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                  ( 4 628)            -           ( 19)           19       ( 4 628)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                         386        (1 038)            71         ( 123)      (   704)
Cash at beginning of period      4 947         1 580            156           123         6 806
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period            5 333           542            227             0         6 102
                             =========  ============  =============  ============  ============

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                   OF OPERATIONS AND FINANCIAL CONDITION

       ===========================================================


RESULTS OF OPERATIONS:
----------------------

Three Months Ended August 31, 1999 Compared With Three Months
-------------------------------------------------------------
Ended August 31, 1998
---------------------

       During the third quarter ended August 31, 1999, net sales decreased
3.2% to $42,979,000 compared to $44,419,000 for the like period in 1998.   In
the opinion of management, this decrease is due primarily to the Company's inability to replace sales to a principal customer of approximately $3.4 million in the third quarter of 1998 and fewer orders from distributors who have chosen to reduce their inventories. Sales through Juno's Canadian subsidiary increased 11.8% to $2,954,000 compared to $2,642,000.

       Cost of sales as a percentage of net sales increased to 50.1% for the quarter, compared to 48.6% for the like period in 1998 due primarily to unfavorable direct labor productivity variances and modest increases in indirect labor and manufacturing overhead measured against lower sales.


<PAGE 16>
       Selling, general and administrative expenses expressed as a percentage of sales increased to 32.2% for the third quarter of 1999 compared with 25.7% for the like period in 1998 due primarily to one-time charges of approximately $1,088,000 for a bonus paid to Juno officers pursuant to Change of Control Benefit Agreements and $149,000 for the loss on the early extinguishment of an Industrial Revenue Bond that was paid off on June 30, 1999. To a lesser extent, this relationship was affected by increases in amortization of deferred financing costs, salaries, benefits and legal expenses.

       As a result of the above factors, operating income decreased to 17.7% of sales as compared to 25.7% for the like period in 1998.


Nine Months Ended August 31, 1999 Compared With Nine Months
-----------------------------------------------------------
Ended August 31, 1998
---------------------

       During the nine month period ended August 31, 1999, net sales increased 5.1% to $125,761,000 compared to $119,651,000 for the like period in 1998. In the opinion of management, sales increases were due primarily to market share gains.

       Cost of sales as a percentage of net sales increased to 50.1% compared to 49.8% for the like period in 1998. This increase is due primarily to changes in sales mix for Juno's Canadian and Indy Lighting subsidiaries and increases in indirect labor.

       Selling, general and administrative expenses as a percentage of sales increased to 29.0% as compared to 27.4% in 1998 due to the one-time charges cited above along with increases in amortization of deferred financing costs, salaries and benefits.


INFLATION
---------

       While Juno believes that it generally has been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, the Company may not have future success in limiting material price increases or reflecting any material price increases in the prices it charges its customers or offsetting such price increases through improved efficiencies.


INTEREST EXPENSE
----------------

       Interest expense of $3,958,000 for the nine month period ended August 31, 1999 increased by $3,832,000 from the nine month period ended August 31, 1998. The increase principally reflects interest related to borrowings used to finance the Merger in the third quarter of 1999.


LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

        During the nine month period ended August 31, 1999, the Company generated positive net cash flow from operating activities of $13,899,000. This was comprised principally of net income, depreciation and amortization, a decrease in prepaid expenses and increase in accounts payable and accrued expenses, (collectively aggregating $27,654,000), net of increases in accounts receivable of $2,266,000 and inventory of $1,541,000 and other assets of $9,948,000. The increase in other assets was due primarily to fees in

<PAGE 17>
connection with the acquisition of the secured and subordinated debt. The Company used the net cash provided from operating activities to finance capital expenditures of $4,742,000 and pay cash dividends of $3,720,000.

        Net cash flow from investing activities amounted to $82,638,000 comprised of the liquidation of the Company's marketable securities portfolio used to partially finance the merger and recapitalization.

        Net cash used in financing activities amounted to $101,598,000 which is due primarily to common stock retired in the recapitalization of $415,636,000 less proceeds from the issuance of Preferred Stock, Subordinated Debt and Bank Debt aggregating $325,003,000. In addition, principal payments on long-term debt of $8,276,000 were made.

        The Company historically has funded its operations principally from cash generated from operations, available cash and income from marketable securities. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

        Principal and interest payments under the Senior Credit Facility and the Notes represent significant liquidity requirements for the Company. As of August 31, 1999, the Company had cash of approximately $5.4 million and total indebtedness of approximately $215 million.

        The Company's $35 million Revolving Line of Credit Facility is available to finance its working capital and had an outstanding balance of zero on August 31, 1999. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.


OTHER MATTERS:
-------------

          We have has been assessing our "Year 2000" readiness and exposure to Year 2000 issues. Partly in connection with such assessment, we initiated a program to upgrade our systems hardware and software. Our assessment has been focused on information technology systems and has also included a limited review of non-information technology systems, principally imbedded building and facility systems. We entered into an agreement to acquire new enterprise system software and certain related consulting services. The vendor has advised us that the system is Year 2000 compliant. We tested and fully implemented the new system in our U.S. facilities and expect the new system to be fully implemented and operational in our Canadian facility by November 30, 1999. We have also solicited confirmation from our principal suppliers that they are Year 2000 compliant.

          We believe that the principal cost of addressing our Year 2000 issues are costs associated with implementing our new enterprise system. Through August 31, 1999, we incurred costs of approximately $5,003,000 with respect to such system and estimate that we will incur no significant additional costs with respect to such system. However, the ultimate costs that we may incur with respect to such system or Year 2000 matters may be significantly greater.

<PAGE 18>
          The failure of one or more of our systems to be Year 2000 compliant or of our vendors or customers to be Year 2000 compliant could (i) prevent us from engaging in our normal business operations for a time period, (ii) cause us to resort to alternate or manual processes and incur material additional expenses to correct or replace deficient systems, and (iii) have a material effect on our results of operation, liquidity and financial condition, although the ultimate impact of such events is uncertain. Based on our assessment of our principal information technology systems, including the advice of our enterprise systems vendor, we believe that our material systems will be Year 2000 compliant. However, the impact of the failure of such systems to be compliant is uncertain and we are unable to determine our most reasonably likely worst case scenario. We have not undertaken and do not anticipate undertaking further analysis of the uncertainty or development of a plan to address this uncertainty or the potential that we or our vendors or customers fail to be Year 2000 compliant.

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


Item 2. Changes in Securities and Use of Proceeds - In connection with the Merger, the Company filed an Amended and Restated Certificate of Incorporation on June 30, 1999 that authorized the issuance of preferred stock and designated 1,060,000 shares of Series A Convertible Preferred ("Series A Preferred") with certain rights and preferences superior to the Company's common stock. The issuance of the Series A Preferred had the effect of limiting or qualifying the rights evidenced by the common stock with respect to dividends, distributions, redemptions, repurchases and rights in the event of liquidation, dissolution or winding up. On June 30, 1999, the Company sold 1,060,000 shares of the Series A Preferred to Fremont Investors I, LLC and to key employees of the Company for an aggregate price of $106,000,000 in a private placement exempt from registration pursuant to Regulation D under the Securities Act of 1933. The Series A Preferred is convertible, at the option of the holder, into a number of shares of common

<PAGE 19>
          stock equal to the stated amount of the Series A Preferred then in effect plus accrued but unpaid dividends, if any, divided by the conversion price or $26.25 per share. Reference is made to the Company's Amended and Restated Certificate of Incorporation filed as Exhibit 3.1 hereto for a full explanation of the terms described in the summary above.


Item 3.   Defaults Upon Senior Securities - None


Item 4.   Submission of Matters to a Vote of Security Holders

          (a) On June 29, 1999 the Company held a special meeting of stockholders.

          (b) At the June 29, 1999 special meeting, the stockholders voted on the following three proposals:


                (i) to approve an Agreement and Plan of Recapitalization and Merger, dated as of March 26, 1999, by and among the Company, Fremont Investors I, LLC and Jupiter Acquisition Corp., and the transactions contemplated by such merger agreement, including (A) the merger of Jupiter, a wholly-owned subsidiary of Fremont Investors I, LLC, with and into the Company, with the Company being the surviving corporation, and (B) the purchase by Fremont Investors I, LLC or its assigns of $106 million of a new series of convertible preferred stock of the Company;


                (ii) to adopt an amended and restated certificate of incorporation of the Company; and


                (iii) to adopt the Juno Lighting, Inc. 1999 Stock Award and Incentive Plan.

     The stockholders approved each of these proposals. The following sets forth the number of votes on each of the proposals:

Proposal                      For            Against           Abstain
--------                      ----           -------           -------

(i) Agreement and Plan of     10,310,337     6,785,343         20,776
Recapitalization and Merger

(ii) Amended and restated     10,224,342     6,849,238         42,876
certificate of incorporation

(iii) 1999 Stock Award and     9,822,920     7,244,188         49,348
Incentive Plan


Item 5.   Other Information - None


Item 6.   (a)  Exhibits -

          3.1 Amended and Restated Certificate of Incorporation of Juno. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed on August 27, 1999 and incorporated herein by reference.


<PAGE 20>
          3.2  By-Laws of Juno Lighting, Inc., as amended.  Filed as Exhibit
          3.1 to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1990 and incorporated herein by reference.

          4.1 Indenture, dated as of June 30, 1999 by and among Juno Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting, Inc., Advanced Fiberoptic Technologies, Inc. and Firstar Bank of Minnesota, N.A., as Trustee for the 11-7/8% Senior Subordinated Notes due 2009. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed on August 27, 1999 and incorporated herein by reference.

          4.2 Registration Rights Agreement, dated as of June 30, 1999, by and among Juno Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting, Inc., Advanced Fiberoptic Technologies, Inc., Banc of America Securities LLC and Credit Suisse First Boston Corporation. Filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed on August 27, 1999 and incorporated herein by reference.

          10.1 Management Services Agreement, dated as of June 30, 1999, by and between Juno Lighting, Inc., and Fremont Partners LLC. Filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed on August 27, 1999 and incorporated herein by reference.

          10.2 Credit Agreement, dated as of June 29, 1999, by and among Juno Lighting, Inc. and NationsBank, N.A., Credit Suisse First Boston Corporation and certain other lenders party thereto. Filed as
          Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed on August 27, 1999 and incorporated herein by reference.

          10.3 1999 Stock Award and Incentive Plan. Filed as Annex D to the proxy statement/prospectus which formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed on May 28, 1999 and incorporated herein by reference.

          (b)  Reports on Form 8-K

          During the quarter for which this report is filed the following reports on Form 8-K were filed with the Securities and Exchange Commission.

               (i) On June 28, 1999 to report the completion of the Company's offering of $125 million of senior subordinated notes in a private placement;

               (ii) On June 29, 1999 to report that Company stockholders voted at the special meeting of stockholders held on the same day to approve the merger pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999
               (the "Merger"), by and among the Company, Fremont Investors I, LLC ("Fremont") and its wholly-owned subsidiary Jupiter Acquisition Corp. and to approve two related proposals;

               (iii) On July 1, 1999 to report the consummation of the Merger on June 30, 1999 and to report the sale by the Company of 1,060,000 shares of its Series A Convertible Preferred Stock, $.001 par value per share ("Series A Preferred"), to Fremont and certain members of the Company's management for an aggregate purchase price of $106,000,000; and

<PAGE 21>
               (iv) On July 15, 1999 to report a change of control in the Company that occurred on June 30, 1999 upon consummation of the Merger and pursuant to Fremont's purchase of 1,052,000 shares of the Company's newly issued Series A Preferred and to report that Fremont thereby acquired an initial approximate 63.6% voting interest in the Company, barring any withdrawal of dissenters rights by stockholders who exercised them in a timely manner.

<PAGE 22>


                                  SIGNATURES
                                  ==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JUNO LIGHTING, INC.



                                  By:
                                     ---------------------------------------
                                     George J. Bilek, Vice President Finance
                                     (Principal Financial Officer)




Dated:     October 15, 1999