Form 10-Q/A
period 1999-08-31
JUNO LIGHTING INC
filed 1999-12-28
CIK 723888

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

There were 2,412,126 shares of common stock outstanding as of December 14, 1999.

<PAGE 2>
     The undersigned registrant hereby amends its Form 10-Q for the fiscal quarter ended August 31, 1999 as follows:

     The first sentence of the second paragraph of the Long-Term Debt section of the Notes to Condensed Consolidated Financial Statements is hereby replaced in its entirety by the following: The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, as more particularly described in the Credit Agreement dated as of June 29, 1999 and filed as an exhibit hereto.


<PAGE 3>


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




Dated:     December 15, 1999