Form 10-K
period 1999-11-30
JUNO LIGHTING INC
filed 2000-02-25
CIK 723888

=============================================================================
                     SECURITIES AND EXCHANGE C0MMISSION

                           Washington, D.C.  20549
                           -----------------------

                                 F0RM  10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 For the fiscal year ended November 30, 1999

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

           For the transition period from           to          .
                                          ---------    ---------

                        Commission file number 0-11631
                        ------------------------------

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

Registrant's telephone number, including area code: (847) 827-9880
                          -----------------------
Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
                   Title of each class          on which registered
                   -------------------         ---------------------
                           None                         None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share


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
                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes  X  No    .
                     ---    ---

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 2000:  $18,860,569

<PAGE 2>
At January 31, 2000, 2,412,126 shares of common stock were outstanding.

=============================================================================





                      DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

<PAGE 3>

                                    PART I
                                    ------

ITEM 1.  BUSINESS
-----------------
General
-------

     Juno Lighting, Inc. began operations in 1976 and was incorporated in Illinois. It changed its state of incorporation to Delaware in 1983. Its executive offices and principal plant are located at 1300 S. Wolf Road, Des Plaines, Illinois 60018, a suburb of Chicago; the telephone number is
(847)827-9880. Juno also has facilities in the Los Angeles, Indianapolis, Toronto, Philadelphia, Dallas and Atlanta areas. The terms "Juno" and "Company" as used herein mean Juno Lighting, Inc. and its subsidiaries, collectively.

     The Company is a leading designer, assembler and marketer of recessed and track lighting fixtures. Its broad product line is used in commercial and residential remodeling and in new construction. Its principal products use a variety of light sources and are designed for reliable and flexible function, efficient operation, attractive appearance and simple installation and servicing. The Company is also engaged in the marketing, design and manufacture of other incandescent and fluorescent lighting products with application in the commercial lighting market, primarily in department and chain stores.

     Approximately 94% of the Company's sales in fiscal 1999 were made in the United States, with most of the balance made in Canada. The Company's sales are made primarily to electrical distributors as well as certain wholesale lighting outlets. Such distributors resell the Company's products for use in remodeling of existing structures and in new residential, commercial and institutional construction.

     The Company produces a wide variety of fixtures and related equipment for the recessed and track lighting markets. Its recessed lighting fixtures are designed to be installed directly into ceilings, while its track lighting fixtures are mounted on electrical tracks affixed to ceilings or walls. End-users of the Company's products generally prefer them due to their superior design, reliability and ease of installation. Juno designs and assembles substantially all of its products in-house. However, it outsources virtually all component manufacturing to a number of independent vendors principally located near our production facilities. Inventories are maintained at two production and distribution facilities located near Chicago and Indianapolis and at distribution facilities near Atlanta, Dallas, Los Angeles, Philadelphia and Toronto.

     The Company's primary means of distribution is through over 1,400 distributors of lighting products located throughout the United States and Canada. The Company has established itself as a preferred lighting supplier by providing high quality and well-designed products, superior customer service, timely delivery, technical advice and product training. Its distributors maintain their own inventory of the Company's products, and, in turn, sell to electrical contractors and builders and, in some cases, at the retail level. Sales to distributors are made through the Company's knowledgeable sales staff and through manufacturers' agents who also sell other, non-competing electrical products. The Company also has a national accounts sales force that focuses on department store, specialty retail, supermarket and commercial accounts. The Company works closely with these national accounts to provide custom solutions to their lighting needs and, in turn, to have the Company's products specified for their major renovations or store expansions.


<PAGE 4>
Products
--------

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

     Each recessed fixture is composed of a housing and a separate trim. Housings may be fitted with a variety of trims offering a wide choice of diffusers, lenses and louvers to satisfy different optical and aesthetic requirements. Recessed fixtures are generally used for down-lighting, but by special configuration they also may be used for wall-washing and spot lighting. The Company has designed recessed lighting fixtures, sold under the Sloped Ceiling Downlights name, that provide lighting perpendicular to a floor from a sloped ceiling. The Company also produces a series of recessed lighting fixtures sold under the name Air-Loc which are designed to restrict the passage of air into and out of a residence through the fixture to minimize energy loss. The Company's line of commercial lighting fixture products for use primarily in department and chain stores utilize incandescent, fluorescent, high intensity discharge and compact fluorescent light sources to provide specialty and general purpose lighting.

     The Company's principal track lighting system, sold under the Trac-Master name, is made up of an electrified extruded aluminum channel (called the track) and a wide variety of individual fixtures that may be connected at any point on the track. The individual fixtures are available in different geometric styles, light source sizes and finishes. The Company also has a line of track lighting produced under the name of Vector by Juno to complement its line of products under the Trac-Master name. This line is a lower priced but high quality line of products that do not contain some of the features of Trac-Master.

     Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. One line of the Company's track fixtures allows each track light to be controlled by either of two switches and includes a series of miniature low voltage halogen track lights that provide higher lumens per watt than standard incandescent light sources. The Company also manufactures and distributes Trac-Sign (patent pending), which is a line of flexible, internally illuminated sign products that work in conjunction with its existing track system. The product consists of an aluminum enclosure which utilizes a fluorescent light source and permits the end-user to easily and economically display and light advertising material in the form of standard-size transparencies.

     The Company also produces and markets a line of miniature track lighting products under the name Trac 12. This is a low voltage track lighting system featuring small individual fixtures and a miniature lamp holder used in linear lighting applications.

     Pursuant to an acquisition, several years ago Juno began manufacturing and selling a line of fixtures used in showcase lighting applications under the name Danalite. This linear configuration which uses low voltage and fluorescent light sources is used in showcases as well as other merchandise display cases and certain other commercial and residential accent lighting applications. The products are made utilizing aluminum extruded channels in various lengths and finishes. These products primarily utilize miniature 12 volt halogen light sources with hinged sockets so that the process of changing the light source can be done easily.

    In a separate acquisition, the Company began designing and manufacturing a system of fiberoptic lighting products. This system consists of an illuminator, which uses either halogen or high intensity discharge light

<PAGE 5>
sources, fiberoptic cable and in some cases fixtures. The electrically powered illuminator generates the light and transfers it into the ends of the optical fiber. The principal advantage of fiberoptic lighting is that it provides light at the application level free of heat and ultraviolet light.

     The Company produces a line of energy-efficient Exit and Emergency lighting products that are electronically powered and protected. This product line uses LED (light emitting diode) technology for its light source.

     The Company believes its innovations in simplifying installation and improving the function of its lighting products have served to increase demand for its products.

     Juno, Indy, Trac-Master, Real Nail and Air-Loc are registered trademarks of Juno.

Production
----------

     The Company designs and assembles substantially all of its products in-house. However, the Company outsources virtually all component manufacturing to a number of independent vendors located principally near its production facilities. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. The Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines plant and Indianapolis assembly facilities.

     The Company outsources manufacturing of virtually all components to minimize fixed costs and capital requirements and to produce flexibility in responding to market needs. It believes its utilization of subcontractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available. It uses multiple subcontractors for most of its components to facilitate availability. In addition, the Company purchases many of the raw materials used in the manufacturing of its components to control the quality of the raw materials used by the subcontractors and to receive more competitive prices for the raw materials.

     The Company spent approximately $4,739,000, $4,095,000, and $4,719,000 on research, development and testing of new products and development of related tooling in fiscal 1999, 1998, and 1997, respectively.

Sales and Distribution
----------------------

     The Company has relationships with a broad base of over 1,400 distributors across the United States and in Canada. Each of the Company's distributors maintains its own inventory of Company products and in turn, sells to electrical contractors and builders and, in some cases, also sells at the retail level. Sales to distributors are made through the Company's own staff of sales managers and sales personnel and also through manufacturers' agents who sell other electrical products of a non-competitive character. The Company also seeks to have its products specified by architects, engineers and contractors for large commercial and institutional projects with actual sales made through the Company's distributors. The Company also sells to certain wholesale lighting outlets and national accounts.

     Inventories of substantially all items Juno produces are maintained at the Des Plaines and Indianapolis plant and substantially all items are maintained in Juno's warehouses in the Atlanta, Dallas, Los Angeles, Philadelphia and Toronto areas. Most orders are shipped from stock inventory within 48 hours of receipt.

Backlog and Material Customers
------------------------------

     We have no material long-term contracts. The Company is not dependent on any single customer or group of customers and no single customer accounted for

<PAGE 6>
as much as 10% of sales in fiscal 1999.

Competition
-----------

     We are not aware of any published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that its sales place the Company among the five highest-selling manufacturers of track and recessed lighting products in the United States. Since the Company introduced its line of Exit and Emergency lighting products in fiscal 1996, management believes that its share of this market has been insignificant. The Company estimates that there are more than fifty manufacturers of competing track, recessed and exit and emergency lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent, high intensity discharge, exit and emergency and decorative lighting products. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies which have substantially greater resources than the Company.

     There is wide price variance in competitive products and the Company believes that its line can be described as moderately priced in order to be attractive to the high-volume commercial and residential markets. However, lighting fixtures are often purchased in small quantities and, as a result, product features may be more important to a purchaser in small quantities than cost. The Company believes that its growth has been attributable principally to the design and construction of its products, the quality of its sales force and its reputation for prompt delivery and service.

     As of November 30, 1999, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees
---------

The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2002 and September 2001, respectively.

Recent Developments
-------------------

     On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into Juno pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, Juno and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding. This consideration was, however, subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger and Recapitalization the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of

<PAGE 7>
approximately $4.9 million to Fremont Investors.


ITEM 2.  PROPERTIES
-------------------
     Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 108,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $471,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     On September 8, 1997, Juno Lighting, Inc. was served with a complaint for patent infringement alleged by Mr. Ole K. Nilssen (Case No. 97 C 4624 in the United States District Court for the Northern District of Illinois). In this complaint, Mr. Nilssen alleges that Juno has infringed seven of Mr. Nilssen's patents and seeks a permanent injunction against Juno's sale of products utilizing the inventions claimed by such patents and unspecified monetary damages including a request for treble damages. These patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief. To allow the parties to focus on negotiating a potential resolution of this dispute, on November 10, 1999, Juno and Mr. Nilssen dismissed their cases without prejudice and further entered into an agreement to toll the statute of limitations up to and including May 1, 2000.

     Juno, its directors, Fremont Investors and Fremont Partners, L.P. ("Fremont Partners") have been named as defendants in a purported class action lawsuit commenced on or about April 1, 1999 in the Court of Chancery in and for New Castle County, Delaware. Such action is captioned Linda Parnes v. George M. Ball, Thomas Tomsovic, Allen Coleman, Robert S. Fremont, Julius Lewis, Fremont Investors I, LLC, Fremont Partners L.P. and Juno Lighting, Inc. (Case No. 17084NC). The complaint alleges, among other things, that the members of the Juno Board of Directors breached their fiduciary duties to Juno stockholders by failing to appoint additional independent directors and by entering into the Merger Agreement, and that Fremont Investors and Fremont Partners aided and abetted such breach of fiduciary duties. More specifically, the plaintiff alleges, among other things, that the Juno Board of Directors failed to engage in any market check and agreed to sell control of Juno to Fremont Investors for a price that was less than Juno's true worth. As relief, the complaint seeks, among other things, a rescission of the Merger, damages in an unspecified amount, a court order compelling Juno to appoint two additional independent directors and an award to plaintiff of her costs and expenses, including attorney's and expert's fees incurred in connection with such lawsuit.

     Juno believes that the allegations contained in the complaint are without merit and intends to vigorously contest the action, on behalf of itself and its directors, if the plaintiff elects to proceed with her action.
<PAGE 8>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    None.

Executive Officers Of The Registrant
------------------------------------
     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2000:

Name                   Age       Positions Held

Glenn R. Bordfeld      53        President and Chief Operating Officer
George J. Bilek        45        Vice President, Finance and Treasurer
Joel W. Chemers        63        Vice President, Human Resources and
                                 Legal Affairs
Charles F. Huber       58        Vice President, Engineering and
                                 Special Projects
Jacques P. LeFevre     44        Vice President; President of
                                 Indy Lighting, Inc.
R. Reed Powers         48        Vice President; President of Advanced
                                 Fiberoptic Technologies, Inc.
Scott L. Roos          42        Vice President, Product Management
                                 & Development
Richard B. Stam        38        Vice President, Sales
Thomas W. Tomsovic     58        Vice President, Operations

     Glenn R. Bordfeld has served as a director since July 1999. He has been President, Chief Operating Officer since January 1999. He was the Company's Vice President, Sales from July 1991 to January 1999. Previously, he was employed by the Company as its National Sales Manager from November 1988 to July 1991; its Assistant Sales Manager from November 1985 to November 1988 and its Advertising Manager from November 1982 to November 1985.

     George J. Bilek has been Vice President, Finance and Treasurer since April 1990. He was employed by the Company as its Comptroller from September 1985 to April 1990.

     Joel W. Chemers has been Vice President, Human Resources and Legal Affairs since July 1999. He was Vice President, Corporate Planning from January 1999 to June 1999 and Director, Corporate Planning from October
1997 to January 1999. From March 1996 to October 1997 he was Executive Vice President and Chief Operating Officer of Tisma Machinery, a designer and builder of automatic cartoning machinery. From 1993 through March 1996 he was Managing Director, Midwest Region for Starshak & Associates, a consulting firm to underperforming companies.

     Charles F. Huber has been Vice President, Engineering and Special Projects since July 1999. He was the Company's Vice President, Corporate Development from December 1992 to July 1999. From January 1989 to December 1992 he was employed by the Company as the Director of Corporate Development. From October 1984 to January 1989 he was employed by Reliance Electric, Inc., a manufacturer and distributor of electrical products, as its Vice President and General Manager.

     Jacques P. LeFevre has served as a Vice President since August 1999. He has been President of Indy Lighting, Inc. (acquired by Juno in 1988) since 1994. He was Vice President and General Manager of Indy Lighting from October 1983 to October 1994. Previously, he was a Certified Public Accountant with Arthur Young & Company for six years.

     R. Reed Powers has served as a Vice President since August 1999. He has also been President of Advanced Fiberoptic Technologies, Inc. (a subsidiary of
Juno) since June 1997. He was President of Sunlight Lighting, Inc., from 1983 to 1997.

     Scott L. Roos rejoined Juno in October 1998 as Vice President, Product Management and Development. From August 1994 through October 1998 he was Vice President, Product Development and Marketing for Alkco, a division of the JJI Lighting Group (a manufacturer of lighting products). From 1990 through August 1994 he was the Company's Director of New Product Development.

<PAGE 9>

     Richard B. Stam has been Vice President, Sales since August 1999. From 1997 to 1999, he was employed by the Company as its National Sales Manager for North America. From 1994 to 1997, he was the National Sales Manager for Juno Lighting, Ltd., Juno's Canadian subsidiary.

     Thomas W. Tomsovic has been employed by the Company since its founding in 1976. He was Vice President, Manufacturing in July 1983 and Vice President, Operations in June 1986. He served as a Director of the Company from June 1986 to June 1999.

<PAGE 10>

                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Common Stock and Dividend Information

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market.

As of January 31, 2000 there were approximately 2,200 beneficial holders of Common Stock, at least 300 of which own 100 or more shares.

                      Fiscal 1999                  Fiscal 1998
                      -----------                  -----------
                                     Dividends                       Dividends
                  High      Low      Per Share    High      Low      Per Share
                  ----      ---      ---------    ----      ---      ---------
First Quarter     24-1/4    19-3/4        $.10    21-3/8    15-3/4        $.09
Second Quarter    23-3/4    19-1/8        $.10    22-3/4    19-1/2         .09
Third Quarter     24-9/16   11               -    24-1/4    18-1/2         .09
Fourth Quarter    13-1/2    10               -    25        18-1/4         .09


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
                                                FINANCIAL HIGHLIGHTS

                                       (in thousands except per share amounts)
Year ended November 30,    1999       1998       1997       1996       1995
                           ----       ----       ----       ----       ----
Net Sales                $167,458   $160,941   $139,855   $131,479   $126,364

Gross Profit             $ 83,526   $ 81,059   $ 67,974   $ 63,160   $ 61,279

Net Income               $ 18,022   $ 26,625   $ 20,303   $ 19,897   $ 19,974

Net Income Available to
   Common Shareholders   $ 13,740   $ 26,625   $ 20,303   $ 19,897   $ 19,974

Percent of Net Income
   Available to Common
   Shareholders to Net
   Sales                    8.20%      16.5%      14.5%      15.1%      15.8%

Net Income Per Common Share
     Basic                  $1.23      $1.43      $1.10      $1.08      $1.08
     Diluted                $1.23      $1.43      $1.10      $1.08      $1.08

Cash Dividends Per Common
   Share                    $ .20      $ .36      $ .32      $ .32       $.30

Total Assets             $130,634   $208,839   $187,389   $178,181   $160,089

Long - Term Debt         $206,793   $  3,265   $  3,385   $  4,433   $  5,976

Stockholders' Equity
  (Deficit)             $(104,157)  $191,448   $170,630   $155,661   $141,368

Stockholders' Equity
  (Deficit) Per
  Common Share            $(43.18)    $10.30      $9.19      $8.41      $7.66

Working Capital          $ 42,722   $133,409   $110,876   $104,465   $102,294

Current Ratio            2.6 to 1  11.5 to 1  10.5 to 1   7.5 to 1  10.6 to 1

<PAGE 11>
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

Results of Operations
This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally, levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Fiscal 1999 Compared to Fiscal 1998. For the fiscal year ended November 30, 1999, net sales increased approximately $6,517,000 or 4.0% to $167,458,000 from $160,941,000 for the like period in 1998. In management's opinion, this increase is due primarily to an increase in the overall demand for lighting products. Sales through Juno's Canadian subsidiary increased 15.9% to $10,764,000 for the fiscal year ended November 30, 1999 compared to $9,290,000 for the like period in 1998.

Gross profit expressed as a percentage of sales decreased to 49.9% in fiscal 1999 compared to 50.4% in fiscal 1998. This decrease was due in part to a change in sales mix which caused the percentage of direct material to sales to be higher. Higher indirect labor costs were also a factor.

Selling, general and administrative expenses expressed as a percentage of sales increased to 29.3% in fiscal 1999 compared to 27.4% in fiscal 1998.
This increase was due primarily to one-time charges of approximately $1,088,000 for a bonus paid to Juno officers pursuant to Change of Control Benefit Agreements and $149,000 for the loss on the early extinguishment of an Industrial Revenue Bond that was repaid on June 30, 1999. This relationship was affected by increases in amortization of deferred financing costs, depreciation of computer hardware and software and costs associated with the implementation of the Company's ERP system.

Interest expense was $9,588,000 for fiscal 1999 compared to $166,000 for 1998. The increase reflects interest related to borrowings used to finance the Merger in the third quarter of 1999. Information describing the Merger can be found in the Company's financial statements and accompanying notes thereto appearing elsewhere in this document.

The weighted average number of shares outstanding decreased to approximately
11.1 million in 1999 compared to 18.6 million in 1998. The Merger, described in Recent Developments in Item 1 of this document, resulted in the effective retirement of approximately 16.2 million shares of the Company's common stock. The weighted average number of shares calculation included seven months of the year with approximately 18.6 million shares outstanding and five months with approximately 2.4 million shares outstanding.

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

<PAGE 12>
Selling, general and administrative expenses as a percentage of sales decreased to 27.4% in fiscal 1998 compared to 29.0% in fiscal 1997 due primarily to economies of scale associated with the sales increase. In addition, Juno incurred one-time charges in fiscal 1997 of approximately $700,000 to repair defective components in certain exit and emergency lighting fixtures and approximately $300,000 for the Company's move to its new factory and corporate office facilities in 1997.
The effective income tax rate for fiscal 1998 increased slightly to 35.5% compared to 35.3% for fiscal 1997. Since the Company's investment portfolio consists largely of municipal bonds, the interest earned is substantially tax exempt. Therefore, in periods when operating earnings increase compared to prior years, the relationship of tax-exempt income to total income decreases, thus producing a higher effective income tax rate.

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


Financial Condition

Fiscal 1999 The Company generated positive net cash flow from operating activities of $22,185,000 comprised principally of net income, depreciation and amortization, a decrease in prepaid expenses and increase in accounts payable and accrued liabilities, (collectively aggregating $35,964,000), net of increases in accounts receivable of $2,274,000 and inventory of $1,202,000 and other assets of $10,303,000. The increase in other assets was due primarily to fees in connection with the acquisition of the secured and subordinated debt. The Company used the net cash provided from operating activities to finance capital expenditures of $5,533,000 and pay cash dividends of $3,720,000.

Net cash flow from investing activities amounted to $81,847,000 comprised primarily of the proceeds received from the liquidation of the Company's marketable securities portfolio used to partially finance the Merger.

Net cash used in financing activities amounted to $105,898,000 which is due primarily to common stock retired in the recapitalization of $415,948,000 less proceeds from the issuance of Preferred Stock, Subordinated Debt and Bank Debt aggregating $325,003,000. In addition, principal payments on long-term debt of $12,264,000 were made.

The Company historically has funded its operations principally from cash generated from operations, available cash and income from marketable securities. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

Principal and interest payments under the Senior Credit Facility and the Subordinated Debt represent significant liquidity requirements for the Company. As of November 30, 1999, the Company had cash of approximately $8.6 million and total indebtedness of approximately $210.1 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility is available to finance its working capital and had no outstanding balance on November 30, 1999. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available
<PAGE 13>
in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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

In fiscal 1997 the Company completed construction of its current factory and corporate office facility in Des Plaines, Illinois. Final occupancy took place on October 12, 1997. The cost of the project, including furniture and equipment, amounted to $22,470,000 and was financed out of existing corporate funds.

The Company generated additional positive cash flow of $4,322,000 from the sale of two of its three buildings, all of which were vacant due to the move to the new corporate facility. The Company used these proceeds to retire an existing Industrial Development Revenue Bond of approximately $950,000.


Other Matters The "Year 2000" issue referred to the risk of disruption of operations caused by the failure of computer-controlled systems, including systems used by third parties, to recognize date-sensitive information properly when the year changed from 1999 to 2000. During the year ended November 30, 1999, the Company implemented a program to upgrade its systems hardware and software in an effort to make them Year 2000 compliant. The Company incurred costs of approximately $ 5,248,000 in assessing its Year 2000 readiness and upgrading its computer systems. The Company has not experienced

<PAGE 14>
any significant business disruption arising from Year 2000 issues. The Company will, however, continue to monitor its computer systems to ensure that any latent Year 2000 issues that may arise are addressed promptly.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    PAGE

         Index to Financial Statements

         Financial Statements:

           Report of Independent Accountants                             15

           Consolidated Statements of Income for the
             three years ended November 30, 1999                         16

           Consolidated Balance Sheets at November 30,
             1999 and 1998                                             17-18

           Consolidated Statements of Stockholders' Equity
             for the three years ended November 30, 1999                 19

           Consolidated Statements of Cash Flows for the
             three years ended November 30, 1999                         20

         Notes to Consolidated Financial Statements                    21-33

         Selected Quarterly Financial Data (Unaudited)                   33

         Financial Statement Schedule:

           For the three years ended November 30, 1999
             Valuation and Qualifying Accounts                           40



<PAGE 15>



                      Report of Independent Accountants
                      ---------------------------------




To the Board of Directors and
 Stockholders of Juno Lighting, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 13, 2000

<PAGE 16>
CONSOLIDATED STATEMENTS OF INCOME


                                           (In thousands except share amounts)
------------------------------------------------------------------------------
Year ended November 30,                       1999         1998         1997
------------------------------------------------------------------------------
Net sales                                 $167,458     $160,941     $139,855
Cost of sales                               83,932       79,882       71,881
------------------------------------------------------------------------------
Gross profit                                83,526       81,059       67,974
Selling, general and administrative         49,042       44,083       40,601
------------------------------------------------------------------------------
Operating income                            34,484       36,976       27,373
------------------------------------------------------------------------------
Other income (expense):
   Interest expense                         (9,588)        (166)        (244)
   Interest and dividend income              3,752        4,371        3,946
   Miscellaneous                              (525)          76          318
------------------------------------------------------------------------------
      Total other income (expense)          (6,361)       4,281        4,020
------------------------------------------------------------------------------
Income before taxes on income               28,123       41,257       31,393

Taxes on income                             10,101       14,632       11,090
------------------------------------------------------------------------------
Net income                                $ 18,022     $ 26,625      $20,303
Less: Preferred dividends                    4,282            -            -
------------------------------------------------------------------------------
Net income available to
   common shareholders                    $ 13,740     $ 26,625      $20,303
==============================================================================
Net income per common share
   (Basic and diluted)                   $    1.23     $   1.43      $  1.10
==============================================================================
Weighted average number of shares
outstanding - Basic                     11,127,286   18,576,015   18,522,270
Weighted average number of shares
outstanding - Diluted                   11,138,518   18,614,863   18,540,835
==============================================================================
See notes to consolidated financial statements.

<PAGE 17>
CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                              1999           1998
------------------------------------------------------------------------------
Assets
Current:
   Cash                                               $  8,632       $ 10,498
   Marketable securities                                     -         77,836
   Accounts receivable, less allowance for doubtful
     accounts of $1,382 and $1,205                      26,799         24,577
   Inventories, net                                     29,317         28,115
   Prepaid expenses and miscellaneous                    4,142          5,041
------------------------------------------------------------------------------
       Total current assets                             68,890        146,067
------------------------------------------------------------------------------
Property and equipment:
   Land                                                  7,301          7,279
   Building and improvements                            32,085         31,580
   Tools and dies                                        9,051          7,884
   Machinery and equipment                               7,609          7,135
   Computer equipment                                    8,243          5,043
   Office furniture and equipment                        2,873          2,606
------------------------------------------------------------------------------
                                                        67,162         61,527
   Less accumulated depreciation                       (19,360)       (15,351)
------------------------------------------------------------------------------
       Net property and equipment                       47,802         46,176
------------------------------------------------------------------------------
Other assets:
   Marketable securities                                     -         12,049
   Goodwill and other intangibles,
     net of accumulated amortization of
     $1,629 and $1,536                                   4,123          3,940
   Deferred financing costs, net of accumulated
     amortization of $514 and $0                         9,676             -
   Miscellaneous                                           143            607
------------------------------------------------------------------------------
       Total other assets                               13,942         16,596
------------------------------------------------------------------------------
Total assets                                          $130,634       $208,839
==============================================================================

<PAGE 18>
CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                              1999           1998
------------------------------------------------------------------------------
Liabilities
Current:
   Accounts payable                                   $  6,566       $  4,441
   Accrued liabilities                                  16,272          8,097
   Current maturities of long-term debt                  3,330            120
------------------------------------------------------------------------------
       Total current liabilities                        26,168         12,658
------------------------------------------------------------------------------
Long-term debt, less current maturities                206,793          3,265
------------------------------------------------------------------------------
Deferred income taxes payable                            1,830          1,468
------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Equity (Deficit)
   Preferred stock, Series A cumulative, $.001 par
     value, $100 stated value, shares authorized
     5,000,000 and 1,060,000 shares issued.            110,282              -
   Common stock, $.001 and $.01 par value;
     45,000,000 and 50,000,000 shares authorized,
     2,412,126 and 18,595,327 shares issued.                 2            186
   Paid-in capital                                         421          5,484
   Accumulated other comprehensive income (loss)          (530)           604
   Retained earnings (deficit)                        (214,332)       185,174
------------------------------------------------------------------------------
       Total stockholders' equity (deficit)           (104,157)       191,448
------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $130,634       $208,839
==============================================================================
See notes to consolidated financial statements.

<PAGE 19>

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                                                          (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Years ended November 30, 1997, 1998 and 1999                    Preferred    Accumulated
                                               Common Stock       Stock         Other          Retained
                                              Amount   Paid-In    Amount    Comprehensive      Earnings     Treasury
                                            $.001 PAR  Capital  $.001 PAR   Income (Loss)      (Deficit)     Stock        Total
                                            ---------  -------  ---------    ----------        --------     --------      -----
Balance, December 1, 1996                        $186   $4,915   $      -         $ 473        $150,883       $(796)   $155,661
Comprehensive income:
   Net Income for 1997                              -        -          -             -          20,303           -      20,303
   (Loss) on foreign currency translation           -        -          -          (198)              -           -        (198)
   Change in unrealized holding gains               -        -          -            53               -           -          53
                                                                                                                        -------
Comprehensive income                                                                                                     20,158
                                                                                                                        =======
   Treasury stock reissued                          -        -          -             -             (23)        740         717
   Tax benefit of stock options  exercised          -       19          -             -               -           -          19
   Cash dividend ($.32 per share)                   -        -          -             -          (5,925)          -      (5,925)
-------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997                        186    4,934          -           328         165,238         (56)    170,630
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 1998                              -        -          -             -          26,625           -      26,625
   (Loss) on foreign currency translation           -        -          -          (260)              -           -        (260)
   Change in unrealized holding gains               -        -          -           536               -           -         536
                                                                                                                        -------
Comprehensive income                                                                                                     26,901
                                                                                                                        =======
   Treasury stock reissued                          -        -          -             -              (3)         56          53
   Exercise of stock options                        -      510          -             -               -           -         510
   Tax benefit of stock option  exercised           -       40          -             -               -           -          40
   Cash dividend ($.36 per share)                   -        -          -             -          (6,686)          -      (6,686)
-------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998                        186    5,484          -           604         185,174           -     191,448
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 1999                              -        -          -             -          18,022           -      18,022
   Gain on foreign currency translation             -        -          -           125               -           -         125
   Change in unrealized holding gains               -        -          -        (1,259)              -           -      (1,259)
                                                                                                                        -------
Comprehensive income                                                                                                     16,888
                                                                                                                        =======
   Exercise of stock options                        -    1,031          -             -               -           -       1,031
   Tax benefit of stock option  exercised           -      144          -             -               -           -         144
   Cash dividend ($.20 per share)                   -        -          -             -          (3,720)          -      (3,720)
   Common stock retirement                       (184)  (6,238)         -             -        (409,526)          -    (415,948)
   Preferred shares issued                          -        -    106,000             -               -           -     106,000
   Preferred stock dividend                         -        -      4,282             -          (4,282)          -           -
-------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999                       $  2   $  421   $110,282         $(530)      $(214,332)          -   $(104,157)
-------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

<PAGE 20>
                                       CONSOLIDATED STATEMENTS OF CASH FLOW
                                                      (in thousands)
------------------------------------------------------------------------------
Year ended November 30,                          1999       1998       1997
  Net income                                  $18,022    $26,625    $20,303
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization               4,814      3,678      3,484
    Loss (Gain) on sale of assets                 606       (178)      (397)
    Increase in allowance for
      doubtful accounts                           177        298        353
    Deferred income taxes                         362       (274)      (369)
    Changes in assets and liabilities:
      (Increase) in accounts receivable        (2,274)    (2,601)    (1,359)
      (Increase) decrease in inventory         (1,202)    (5,408)       568
      Decrease (Increase) in prepaid expenses   1,539       (607)      (386)
      (Increase) in other assets              (10,303)       (27)      (671)
      Increase (decrease) in accounts payable   2,125        862       (553)
      Increase (decrease) in accrued
        liabilities                             8,319        199     (3,773)
------------------------------------------------------------------------------
Net cash provided by operating activities      22,185     22,567     17,200
------------------------------------------------------------------------------
Cash flows provided by (used in) investing activities:
  Purchases of marketable securities          (63,966)   (47,089)   (22,514)
  Proceeds from sales of marketable
    securities                                151,346     35,140     23,807
  Proceeds from sale of assets                      -      4,605      4,322
  Capital expenditures                         (5,533)    (5,293)   (13,226)
------------------------------------------------------------------------------
Net cash provided by (used in)
  investing activities                         81,847    (12,637)    (7,611)
------------------------------------------------------------------------------
Cash flows provided by (used in) financing activities:
  Principal payments on long-term debt        (12,264)      (115)    (1,048)
  Dividends paid                               (3,720)    (6,686)    (5,925)
  Proceeds from sale of common stock through
    Employee Stock Purchase Plan                  193        191        202
  Proceeds from exercise of stock options         838        372        515
  Proceeds from issuance of preferred stock   106,000          -          -
  Proceeds from subordinated debt             124,103          -          -
  Proceeds from bank debt                      94,900          -          -
  Common stock retired                       (415,948)         -          -
------------------------------------------------------------------------------
Net cash (used in) financing activities      (105,898)    (6,238)    (6,256)
------------------------------------------------------------------------------
Net increase (decrease) in cash                (1,866)     3,692      3,333
Cash at beginning of year                      10,498      6,806      3,473
------------------------------------------------------------------------------
Cash at end of year                           $ 8,632    $10,498    $ 6,806
==============================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                  $ 1,886    $   163    $   256
    Income Taxes                              $ 9,697    $16,234    $11,781
==============================================================================
See notes to consolidated financial statements.


<PAGE 21>

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                Juno Lighting, Inc.


Note 1:Summary of Significant Accounting Policies

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

Property and Equipment Property and equipment are stated at cost.
Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 1999, 1998, and 1997 amounted to approximately $3,994,000, $3,508,000, and $3,287,000 respectively.

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

Research and Development The Company spent approximately $4,739,000, $4,095,000 and $4,719,000 on research, development and testing of new products and development of related tooling in fiscal 1999, 1998 and 1997, respectively.

Fair Value of Financial Instruments The Company's marketable securities are recorded at market value. The carrying amount of the Company's other financial instruments approximates their estimated fair value based upon market prices for the same or similar type of financial instruments.

<PAGE 22>
Foreign Currency Translation The financial statements of the Company's Canadian subsidiary have been translated using local currency as the functional currency.

Net Income Per Share Basic net income per share is computed based upon weighted average number of shares of common stock. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Share and per share information have been adjusted for all stock splits.

Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 1999, 1998 and 1997.

Note 2:Merger and Recapitalization
On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger and Recapitalization the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

Note 3:Inventories
Inventories consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  1999       1998
------------------------------------------------------------------------------
Finished goods                                             $14,333    $13,164
Raw materials                                               14,984     14,951
------------------------------------------------------------------------------
Total                                                      $29,317    $28,115
==============================================================================

Work in process inventories are not significant in amount and are included in finished goods.

Note 4:Accrued Liabilities
Accrued liabilities consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  1999       1998
------------------------------------------------------------------------------
Interest expense                                           $ 7,711    $     -
Compensation and benefits                                    4,822      4,684
Promotional programs                                         1,838      1,634
Real estate taxes                                              843        884
Commissions                                                    470        443
Other                                                          588        452
------------------------------------------------------------------------------
Total                                                      $16,272    $ 8,097
==============================================================================
<PAGE 23>
Note 5:Long-Term Debt
Long-term debt consists of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                   1999      1998
------------------------------------------------------------------------------
Bank of America, N.A. and certain other lenders,
  Tranche A Term Loan, payable in escalating installments
  through November, 2005, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 2.5%          $ 38,000   $     -
Bank of America, N.A. and certain other lenders,
  Tranche B Term Loan, payable in escalating installments
  through November, 2006, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 3.0%            48,000         -
Senior Subordinated Notes due July, 2009 plus interest
  at 11 7/8%, net of discount of $877                       124,123         -
Industrial Development Revenue Bond, payable in
  escalating installments through December
  2016, plus interest at a variable rate, generally
  approximating 67% of prime.                                     -   $ 3,385
------------------------------------------------------------------------------
Less current maturities                                       3,330       120
------------------------------------------------------------------------------
Total long-term debt                                       $206,793   $ 3,265
==============================================================================

In connection with the Merger, the Company entered into a senior credit facility (the "Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London InterBank Offered Rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At November 30, 1999 the nominal interest rates for Term Loan A and Term Loan B were 8.01% and 8.51%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

Relating to the Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

The Credit Facility is collateralized by substantially all Company assets. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2000 - $3,330,000; 2001 - $5,230,000; 2002 -
$6,180,000; 2003 - $8,080,000; 2004 - $8,080,000.

On June 30, 1999 the Company paid approximately $3.3 million to pay off an Industrial Revenue Development Bond due in 2016. The early extinguishment resulted in a charge of $149,000 consisting of the write-off of related unamortized financing costs, which is included in selling, general and administrative expenses.

<PAGE 24>
Note 6:Taxes On Income
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                      1999       1998       1997
------------------------------------------------------------------------------
Current:
  Federal                                      $ 8,980    $12,621    $ 9,494
  State                                          1,190      2,632      2,120
------------------------------------------------------------------------------
                                                10,170     15,253     11,614
------------------------------------------------------------------------------
Deferred:
  Federal                                          (61)      (528)      (443)
  State                                             (8)       (93)       (81)
------------------------------------------------------------------------------
                                                   (69)      (621)      (524)
------------------------------------------------------------------------------
Total taxes on income                          $10,101    $14,632    $11,090
------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  1999      1998
------------------------------------------------------------------------------
Reserves for doubtful accounts                              $  503     $ 451
Inventory costs capitalized for tax purposes                   888       547
Compensation and benefits                                    1,014       993
Accrued warranty reserve                                        32        33
Accrued advertising                                             66        99
------------------------------------------------------------------------------
  Deferred tax assets                                        2,503     2,123
------------------------------------------------------------------------------
Depreciation                                                (1,391)   (1,020)
Prepaid health and welfare costs                              (284)     (328)
Basis difference of acquired assets                            (81)      (87)
Capitalized interest                                           (14)      (15)
Real estate taxes                                             (338)     (347)
Unrealized holding gains                                         -      (640)
------------------------------------------------------------------------------
  Deferred tax liabilities                                  (2,108)   (2,437)
------------------------------------------------------------------------------
Net deferred tax liability                                  $  395    $ (314)
==============================================================================

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:
------------------------------------------------------------------------------
November 30,                                       1999       1998       1997
------------------------------------------------------------------------------
Income taxes at statutory rate                     35.0%      35.0%      35.0%
Dividend exclusion and municipal interest          (2.9)      (3.5)      (4.2)
State and local taxes, net of federal income
  tax benefit                                       3.2        4.1        4.4
Other                                                .6        (.1)        .1
------------------------------------------------------------------------------
Effective tax rate                                 35.9%      35.5%      35.3%
==============================================================================

Note 7:Stock Based Compensation Plans
The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation

<PAGE 25>
rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. Effective June 30, 1999, the 1993 Plan was terminated and replaced by the 1999 Stock Award and Incentive Plan ("the 1999 Plan"). At November 30, 1999, remaining options outstanding under the 1993 Plan totaled 181,800. No further awards were made under the 1993 Plan and the remaining options outstanding vested upon cancellation of the 1993 Plan. The Company's 1999 Plan provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in
Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 940,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 940,000 shares of the Company's common stock. At November 30, 1999, a total of 536,350 shares were available for grant under the 1999 Plan. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock have been reserved for future issuances. Under this stock purchase plan, 11,926 shares of common stock were issued at $16.15 per share in fiscal 1999.

A summary of activity under the Company's stock option plan is as follows:

------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average
                                                     Options         Exercise
                                                 Outstanding            Price
------------------------------------------------------------------------------
Balance at November 30, 1996                         325,000           $16.87
  Options Granted                                     21,000           $16.16
  Options Exercised                                  (32,000)          $16.00
  Options Canceled                                   (62,000)          $16.76
------------------------------------------------------------------------------
Balance at November 30, 1997                         252,000           $16.95
  Options Granted                                     11,000           $22.06
  Options Exercised                                  (21,000)          $17.47
  Options Canceled                                    (6,000)          $15.58
------------------------------------------------------------------------------
Balance at November 30, 1998                         236,000           $17.17
  Options Granted                                    403,650           $25.00
  Options Exercised                                  (47,400)          $17.69
  Options Canceled                                    (6,800)          $17.76
------------------------------------------------------------------------------
Balance at November 30, 1999                         585,450           $22.52
=============================================================================

<PAGE 26>
A summary of outstanding and exercisable stock options as of November 30, 1999, is as follows:

                         Options Outstanding              Options Exercisable
               -------------------------------------    ----------------------
                           Weighted
                           Averaged         Weighted                 Weighted
Range of                   Remaining        Average                  Average
Exercise       Number of   Contractual      Exercise    Number of    Exercise
Prices         Shares      Life(in years)   Price       Shares       Price
--------       -------------------------------------    ----------------------
$14.44          81,800        6.0           $14.44       81,800      $14.44
$15.38           9,800        7.1           $15.38        9,800      $15.38
$16.69-$18.50   30,000        5.5           $18.44       30,000      $18.44
$19.63-$22.19   60,200        4.9           $20.07       60,200      $20.07
$25.00         403,650        9.6           $25.00            0      $25.00
               -------------------------------------    ----------------------
               585,450        8.3           $22.52      181,800      $17.01
               =====================================    ======================

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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 1999, 1998 and 1997 was $13.25, $8.52 and $7.54 per share, respectively, under the Company's Stock Option Plan and $5.94, $4.88 and $4.77, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

------------------------------------------------------------------------------
                                                    1999      1998      1997
------------------------------------------------------------------------------
Expected life (in years)                               8         8         8
Expected volatility                                 35.2%     35.9%     35.9%
Dividend yield                                       0.0%      2.0%      2.0%
Risk free interest rate                              6.0%      4.7%      6.0%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net income available to common shareholders and net income per share would have been reduced to the pro forma amounts below for the years ended November 30, 1999, 1998 and 1997:

                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
                                               1999        1998        1997
------------------------------------------------------------------------------
Net income available to common
  shareholders as reported                  $13,740     $26,625     $20,303
Pro forma net income available to
  common shareholders                       $13,324     $26,551     $20,223
Net income per share as reported
  (Basic & diluted)                         $  1.23     $  1.43     $  1.10
Pro forma net income per share
  (Basic & diluted)                         $  1.20     $  1.43     $  1.09
------------------------------------------------------------------------------

The pro forma effect on net income available to common shareholders and net income per common share for 1999, 1998 and 1997 is not representative of the pro forma effect on net income available to common shareholders in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

<PAGE 27>
Note 8:Profit Sharing Plan
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $221,000, $195,000 and $181,000 in 1999, 1998, and 1997,
respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $758,000, $807,000, and $598,000 in 1999, 1998 and 1997,
respectively.

Note 9:Series A Preferred Stock
On June 30, 1999, the Company issued 1,060,000 shares of Series A convertible stock ("Preferred Stock") to Fremont Investors and certain employees of the Company. Holders of the Preferred Stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Board of Directors, in an amount equal to the greater of:

          - dividends which would have been payable to the holders of Series A Convertible Preferred Stock in such quarter had they converted their Series A Convertible Preferred stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or

          - the stated amount then in effect multiplied by 2%.

Through June 30, 2004, the dividends for the Preferred Stock will be payable by an increase in the stated amount of such stock. After June 30, 2004, the dividends will be paid in cash until redemption or conversion. The Preferred Stock is convertible into shares of the Company's common stock at a rate of $26.25 per share. Holders of Preferred Stock are entitled to vote for each whole share of common stock that would be issuable to such holder upon the conversion of all the shares of the Preferred Stock held by such holder on the record date for the determination of stockholders entitled to vote. Additionally, holders of Preferred Stock have preference to common stockholders in the event of liquidation, dissolution, winding up or sale of the Company.

Note 10:Business Segments and Geographical Information
The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:

                                           (in thousands)
November 30,                        1999        1998        1997
----------------------------------------------------------------
Net Sales:
  United States
   (including Puerto Rico)      $156,692    $151,603    $131,212
  Canada                          10,766       9,338       8,643
----------------------------------------------------------------
     Total                      $167,458    $160,941    $139,855
================================================================

                                           (in thousands)
November 30,                        1999        1998        1997
----------------------------------------------------------------
Total Assets:
  United States                 $125,099    $203,637    $182,148
  Canada                           5,535       5,202       5,241
----------------------------------------------------------------
     Total                      $130,634    $208,839    $187,389
================================================================

<PAGE 28>
Note 11:Commitments and Contingencies
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 1999 are as follows:

------------------------------------------------------------------------------
November 30,                                                   (in thousands)
------------------------------------------------------------------------------
2000                                                                   $1,149
2001                                                                      591
2002                                                                      510
2003                                                                      226
2004                                                                       55
------------------------------------------------------------------------------
Total                                                                  $2,531
==============================================================================

Total rent expense charged to operations amounted to approximately $991,000, $874,000, and $823,000 for the years ended November 30, 1999, 1998 and 1997, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

Note 12:Guarantors' Financial Information
The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Indy Lighting, Inc. and Advanced Fiberoptic Technologies, Inc., will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

                                        For the Year Ended November 30, 1999
                                        ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $134,113      $138,733        $10,768     $(116,156)     $167,458
Cost of sales              106,381        85,314          9,203      (116,966)       83,932
                          --------  ------------  -------------  ------------  ------------
Gross profit                27,732        53,419          1,565           810        83,526
Selling, general and
  administrative            25,542        21,378          2,012           110        49,042
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)      2,190        32,041           (447)          700        34,484
Other income(expense)       (6,548)          327           (140)            -        (6,361)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before
  taxes on income           (4,358)       32,368           (587)          700        28,123
Taxes on income             (1,245)       11,612           (259)           (7)       10,101
                          --------  ------------  -------------  ------------  ------------
Net income (loss)         $ (3,113)     $ 20,756        $  (328)     $    707     $  18,022
                          --------  ------------  -------------  ------------  ------------
Less: preferred dividends   (4,282)            -              -             -        (4,282)
                          --------  ------------  -------------  ------------  ------------
Net income (loss)
  available to common
  shareholders            $ (7,395)     $ 20,756        $  (328)     $    707     $  13,740
                          ========  ============  =============  ============  ============

<PAGE 29>



                                       For the Year Ended November 30, 1998
                                        ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $124,945      $102,924        $ 9,493      $(76,421)     $160,941
Cost of sales               77,837        63,029          7,563       (68,547)       79,882
                          --------  ------------  -------------  ------------  ------------
Gross profit                47,108        39,895          1,930       ( 7,874)       81,059
Selling, general and
  administrative            27,400        14,855          1,686           142        44,083
                          --------  ------------  -------------  ------------  ------------
Operating income            19,708        25,040            244       ( 8,016)       36,976
Other income(expense)        3,806           615         (  144)            4         4,281
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income                 23,514        25,655            100        (8,012)       41,257
Taxes on income              4,990         9,591             60        (    9)       14,632
                          --------  ------------  -------------  ------------  ------------
Net income available
to common shareholders    $ 18,524      $ 16,064        $    40       $(8,003)     $ 26,625
                          ========  ============  =============  ============  ============

                                        For the Year Ended November 30, 1997
                                        ------------------------------------
                                               (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $109,684      $ 30,099        $ 8,643      $( 8,571)     $139,855
Cost of sales               55,547        18,421          6,672       ( 8,759)       71,881
                          --------  ------------  -------------  ------------  ------------
Gross profit                54,137        11,678          1,971           188        67,974
Selling, general and
  administrative            30,773         7,816          1,821           191        40,601
                          --------  ------------  -------------  ------------  ------------
Operating income            23,364         3,862            150       (     3)       27,373
Other income(expense)        3,227           953         (  156)      (     4)        4,020
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income (loss)          26,591         4,815         (    6)       (    7)       31,393
Taxes on income              9,247         1,839              9        (    5)       11,090
                          --------  ------------  -------------  ------------  ------------
Net income(loss)available
  to common shareholders  $ 17,344      $  2,976        $(   15)      $(    2)     $ 20,303
                          ========  ============  =============  ============  ============

<PAGE 30>

                                               November 30, 1999
                                                        -----------------
                                                          (in thousands)
                                  Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  5,748    $    2,827      $      27   $        30    $    8,632
Marketable securities                -             -              -             -             -
Accounts receivable, net        26,206        50,536          1,721       (51,664)       26,799
Inventories                     18,879        16,458          1,507        (7,527)       29,317
Other current assets             3,390           480             79           193         4,142
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54,223        70,301          3,334       (58,968)       68,890
Property and equipment          10,393        54,490          2,656          (377)       67,162
Less accumulated depreciation   (2,330)      (16,871)          (429)          270       (19,360)
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8,063        37,619          2,227          (107)       47,802
Other assets                    73,819            76              1       (59,954)       13,942
                              --------  ------------  -------------  ------------  ------------
Total assets                  $136,105      $107,996       $  5,562    $ (119,029)  $   130,634
                              ========  ============  =============  ============  ============
Current liabilities           $ 63,605      $ 11,816       $  2,359    $  (51,442)  $    26,338
Other liabilities              208,372             -          2,177       ( 2,096)      208,453
                              --------  ------------  -------------  ------------  ------------
Total liabilities              271,977        11,816          4,536       (53,538)      234,791
Total stockholders' (deficit)
  equity                      (135,872)       96,180          1,026       (65,491)     (104,157)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $136,105      $107,996       $  5,562    $ (119,029)  $   130,634
                              ========  ============  =============  ============  ============

                                                        November 30, 1998
                                                        -----------------
                                                          (in thousands)
                                  Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  9,066     $   1,054       $    349    $       29     $  10,498
Marketable securities           77,836             -              -             -        77,836
Accounts receivable, net        71,605        94,485          1,412      (142,925)       24,577
Inventories                     19,528        15,472          1,354        (8,239)       28,115
Other current assets             4,222           769             50             -         5,041
                              --------  ------------  -------------  ------------  ------------
    Total current assets       182,257       111,780          3,165      (151,135)      146,067
Property and equipment          10,107        49,330          2,521          (431)       61,527
Less accumulated depreciation   (1,900)      (13,422)          (350)          321       (15,351)
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8,207        35,908          2,171          (110)       46,176
Other assets                    76,798            59              -       (60,261)       16,596
                              --------  ------------  -------------  ------------  ------------
Total assets                  $267,262      $147,747       $  5,336    $ (211,506)    $ 208,839
                              ========  ============  =============  ============  ============
Current liabilities           $ 95,706      $ 57,945       $  1,903    $ (142,896)    $  12,658
Other liabilities                4,646             -          2,204        (2,117)        4,733
                              --------  ------------  -------------  ------------  ------------
Total liabilities              100,352        57,945          4,107      (145,013)       17,391
Total stockholders' equity     166,910        89,802          1,229       (66,493)      191,448
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $267,262      $147,747       $  5,336    $ (211,506)    $ 208,839
                              ========  ============  =============  ============  ============

<PAGE 31>

                                            For the Year Ended November 30, 1999
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 15,269      $  7,205      $    (264)     $    (25)    $  22,185
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures            (165)       (5,335)           (33)            -        (5,533)
  Purchases of marketable
   securities                  (63,966)                                                 (63,966)
  Sales of marketable
   securities                  151,346                                                  151,346
                             ---------  ------------  -------------  ------------  ------------
Net cash provided by (used in)
   investing activities         87,215        (5,335)           (33)            -        81,847
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
 Principal payments on
   long-term debt              (12,264)                                                 (12,264)
  Dividends paid                (3,720)                                                  (3,720)
  Proceeds from issuance of
   preferred stock             106,000                                                  106,000
  Proceeds from subordinated
   debt                        124,103                                                  124,103
  Proceeds from bank debt       94,900                                                   94,900
  Common stock retired        (415,948)                                                (415,948)
  Other financing activities     1,031                          (26)           26         1,031
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (105,898)            -            (26)           26      (105,898)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      (3,414)        1,870           (323)            1        (1,866)
Cash at beginning of period      9,162           958            349            29        10,498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  5,748    $    2,828     $       26     $      30    $    8,632
                             =========  ============  =============  ============  ============

<PAGE 32>

                                            For the Year Ended November 30, 1998
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor      Non-Guarantor                  Total
                               Parent   Subsidiaries(1) Subsidiaries  Eliminations Consolidated
                              --------  ------------    ------------- ------------ ------------
Net cash provided by
  operating activities        $ 20,301      $  2,068         $    207       $ (  9)   $  22,567
                             ---------  ------------    ------------- ------------ ------------
Cash flows provided by (used in)
   investing activities
  Capital expenditures       (   2,533)    (   2,760)               -            -     (  5,293)
  Proceeds from sale of assets   4,605             -                -            -        4,605
  Capital contributions              -           100               10         (110)           -
  Purchases of marketable
   securities                 ( 47,089)            -                -            -     ( 47,089)
  Sales of marketable
   securities                   35,140             -                -            -       35,140
                             ---------  ------------    ------------- ------------ ------------
Net cash used in
   investing activities       (  9,877)    (   2,660)              10         (110)    ( 12,637)
                             ---------  ------------    ------------- ------------ ------------
Cash used in
   financing activities:
  Dividends paid             (   6,686)            -               -            -      (  6,686)
  Other financing activities       448             -         (     24)          24          448
                             ---------  ------------    ------------- ------------ ------------
Net cash used in financing
   activities                (   6,238)            -        (      24)          24     (  6,238)
                             ---------  ------------    ------------- ------------ ------------
Net increase (decrease)
   in cash                       4,186     (     592)             193         ( 95)       3,692
Cash at beginning of period      4,880         1,646              157          123        6,806
                             ---------  ------------    ------------- ------------ ------------
Cash at end of period         $  9,066      $  1,054         $    350      $    28     $ 10,498
                             =========  ============    ============= ============ ============
------------------------
(1) In June 1998, the Company capitalized its guarantor subsidiary, Juno
    Manufacturing, Inc., with a non-cash transfer of $49,415 of net assets principally consisting of property and equipment and inventory.

<PAGE 33>

                                            For the Year Ended November 30, 1997
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 15,962      $  1,062      $     124       $    52      $ 17,200
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures        ( 13,112)    (     114)             -             -      ( 13,226)
  Proceeds from sale of assets   4,322             -              -             -         4,322
  Purchases of marketable
   securities                 ( 22,514)            -              -             -      ( 22,514)
  Sales of marketable
   securities                   23,807             -              -             -        23,807
                             ---------  ------------  -------------  ------------  ------------
Net cash used in
   investing activities       (  7,497)    (     114)             -             -      (  7,611)
                             ---------  ------------  -------------  ------------  ------------
Cash used in
   financing activities:
  Dividends paid             (   5,925)            -              -             -     (   5,925)
  Other financing activities (     331)            -      (      22)           22     (     331)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                (   6,256)            -      (      22)           22     (   6,256)
                             ---------  ------------  -------------  ------------  ------------
Net increase in cash             2,209           948            102            74         3,333
Cash at beginning of period      2,671           698             55            49         3,473
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  4,880      $  1,646       $    157       $   123      $  6,806
                             =========  ============  =============  ============  ============

Note 13:Selected Quarterly Financial Data (Unaudited)
A summary of selected quarterly information for 1999 and 1998 is as follows:

                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
1999 Quarter Ended      Feb. 28    May  31     Aug. 31     Nov. 30     Total*
Net Sales               $37,277    $45,504     $42,979     $41,697  $167,458
Gross Profit             18,723     22,027      21,433      21,344    83,526
Net Income (Loss)
  Available to Common
  Shareholders            6,009      7,306         513        ( 88)   13,740
------------------------------------------------------------------------------
Net Income (Loss) Per
 Common Share
 (Basic and Diluted)    $   .32    $   .39     $   .08     $  (.04) $   1.23**
==============================================================================

                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
1998 Quarter Ended      Feb. 28     May 31     Aug. 31     Nov. 30     Total*
Net Sales               $34,386    $40,846     $44,419     $41,290  $160,941
Gross Profit             16,770     20,501      22,850      20,938    81,059
Net Income
  Available to Common
  Shareholders            4,766      6,822       8,050       6,988    26,625
------------------------------------------------------------------------------
Net Income Per Common Share
 (Basic and Diluted)    $   .26    $   .37     $   .43     $   .37  $   1.43
==============================================================================
*Due to rounding differences, the totals for the fiscal years ended November 30, 1999 and 1998 may not equal the sum of the respective items for the four quarters then ended.

**The total for the fiscal year ended November 30, 1999 does not equal the sum of the quarterly items due to the change in the average number of shares outstanding in connection with the merger and recapitalization of the Company.

<PAGE 34>
ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
-------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
  None.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------
  The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by this reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
  Mr. Jaunich is Chairman of the Board and a director of Juno Lighting. He is also President and Chief Executive Officer of Fremont Investors, a Managing Director of Fremont Partners, a member of FP Advisors, L.L.C. ("FP Advisors") and a Managing Director and a member of the Fremont Group. Mr. Williamson is a director of Juno Lighting, and is also Vice President and Treasurer of Fremont Investors, a Managing Director of Fremont Partners and a member of FP Advisors. As a result of the Merger, Fremont Investors obtained control of the Company in June 1999.

  Julius Lewis and George M. Ball served as directors (and, in the case of Mr. Lewis, as an officer) of Juno Lighting until June 1999. Mr. Lewis is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in fiscal 1999. Mr. Ball is the Chairman of Philpott, Ball & Co., an investment banking firm that provided investment banking services to the Company in fiscal 1999.

  Pursuant to the Merger Agreement, the Company paid the reasonable out-of-pocket expenses of Fremont Investors and Merger Sub incurred in connection with the Merger Agreement and the transactions contemplated thereby. Such expenses included attorney's fees and expenses of financial advisors and consultants. In addition, the Company paid Fremont Parties L.L.C. transaction fees and expenses of approximately $4.9 million in connection with the Merger.

  The Company and Fremont Partners L.L.C. entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services. In fiscal 1999, the Company incurred $135,000 pursuant to this agreement.

<PAGE 35>
                                 PART IV
                                 -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
--------------------------------------------------------------
          ON FORM 8-K
          -----------

  14(a)(1). Financial Statements - Appear as part of Item 8 of this Form 10-K.
            --------------------

            Supplementary Data
            ------------------
            The supplementary data required by Item 302 of Regulation S-K is contained on page 33 of this Annual Report on Form 10-K.

            Report of Independent Accountants
            ---------------------------------
            The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, dated January 13, 2000, on the consolidated financial statements as of and for the fiscal years ended November 30, 1999, November 30, 1998, and November 30, 1997, is filed as a part of this Annual Report on Form 10-K on page 15.

  14(a)(2). Financial Statement Schedule:
            -----------------------------
            The following financial statement schedule is submitted in response to this Item 14(a)2 on page 40 of this Annual Report on Form 10-K.

            Schedule II - Valuation and Qualifying Accounts and Reserves.

            Report of Independent Accountants Relating to Schedule.
            -------------------------------------------------------
            The Report of the Company's Independent Accountants,
            PricewaterhouseCoopers LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 1999 and November 30, 1998 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 36.

            Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

<PAGE 36>



                     Report of Independent Accountants on
                     ------------------------------------
                         Financial Statement Schedule
                         ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 13, 2000, appearing on page 15 of this 1999 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 13, 2000

<PAGE 37>
14(a)(3).  Exhibits
           --------
           (i)  The following exhibits are filed herewith:

                11.1   Computations of Net Income Per Common Share.

                21.1   Subsidiaries of the Registrant.

                23.1   Consent of PricewaterhouseCoopers LLP.

           (ii) The following exhibits are incorporated herein by reference or have been previously reported:

                 2.1 Agreement and Plan of Recapitalization and Merger dated as of March 26, 1999 among Fremont Investors I, LLC, Jupiter Acquisition Corp., and Juno Lighting, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

                 2.2 Purchase Agreement dated June 24, 1999 by and among Juno Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting, Inc., Advanced Fiberoptic Technologies, Inc., Banc of America Securities LLC and Credit Suisse First Boston Corporation, filed as Exhibit 1.1 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                 3.1 Amended and Restated Certificate of Incorporation, as amended, of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27,1999.

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

              4.1    Indenture, dated as of June 30, 1999, by and among
                        Juno Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting, Inc., Advanced Fiberoptic Technologies, Inc. and Firstar Bank of Minnesota, N.A., as Trustee for the 11 7/8% Senior Subordinated Notes due 2009, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                 4.2 Registration Rights Agreement, dated as of June 30, 1999, by and among Juno Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting, Inc., Advanced Fiberoptic Technologies, Inc., Banc of America Securities LLC and Credit Suisse First Boston Corporation, filed as Exhibit 4.2 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.1 Juno Lighting, Inc. 1993 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1994.

<PAGE 38>
                10.2 Loan Agreement dated as of December 1, 1991 by and between Juno Lighting, Inc. and the Indiana Development Finance Authority. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1992.

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

                10.3 Juno Lighting, Inc. 401(K) Plan, Amended and Restated effective December 1, 1987, executed June 1, 1994.

                10.3(a) Juno Lighting, Inc. 401(K) Trust, effective December
                        1, 1985, executed June 1, 1994.

                10.3(b) Amendment to Juno Lighting, Inc. 401(K) Plan,
                        effective September 1, 1994, executed September 12,
                        1994.

                10.4    Form of Change of Control Benefits Agreement, filed as
                        Exhibit 10.8 to the Company's Annual Report on Form 10-K/A (File No. 0-11631) for the fiscal year ended November 30, 1998.

                10.5 Management Services Agreement, dated as of June 30, 1999, by and between Juno Lighting, Inc. and Fremont Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.6 Credit Agreement, dated as of June 29, 1999, by and among Juno Lighting, Inc. and Bank of America, N.A., Credit Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.7 1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

                16.1 The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0-11631).

14(b)     Reports on Form 8-K
          -------------------
          No reports on Form 8-K for the three months ended November 30, 1999 were filed by the Company with the Securities and Exchange Commission.

<PAGE 39>



                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2000.

                             JUNO LIGHTING, INC.


                             By:  /s/Glenn R. Bordfeld
                                  --------------------
                                  Glenn R. Bordfeld
                                  Chief Operating Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                 Title                       Date
     ----------                 -----                       ----



/s/Glenn R. Bordfeld            Director and Chief          February 25, 2000
--------------------            Operating Officer
Glenn R. Bordfeld



/s/George J. Bilek              Vice President, Finance     February 25, 2000
------------------              and Treasurer (Principal
George J. Bilek                 Financial and Accounting
                                Officer)


/s/Robert Jaunich, II           Director, Chairman of       February 25, 2000
---------------------           The Board
Robert Jaunich, II



/s/Mark N. Williamson           Director                    February 25, 2000
---------------------
Mark N. Williamson



/s/Daniel Dalle Molle           Director                    February 25, 2000
---------------------
Daniel Dalle Molle

<PAGE 40>

                                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (in thousands)
                               ===============================================

Column A                                  Column B      Column C      Column D      Column E      Column F
--------                                  --------      --------      --------      --------      --------
                                                                                    Other
                                          Balance       Charged                     charges
                                             at         to costs      Deductions    add (deduct)  Balance
                                          beginning       and          describe     describe      at end
Description                               of period     expenses          (a)         (b)         of period
-----------                               ---------     --------      ----------    -----------   ---------
Deducted from assets to which they
     apply:

  Allowance for doubtful accounts:
     Year ended November 30, 1999         $1,205          $263           $ 88          $ 2         $1,382
     Year ended November 30, 1998            907           812            510           (4)         1,205
     Year ended November 30, 1997            554           929            574           (2)           907

----------------------------------

NOTE:

  (a)  Write off of bad debts, less recoveries.
  (b)  Foreign currency translation.

<PAGE 41>

                                                                EXHIBIT INDEX

Exhibit
Number                                                                   Page
-------                                                                  ----

The following exhibits are filed herewith:

  11.1    Computations of Net Income Per Common Share.                    43
                                                                         ----
  21.1    Subsidiaries of the Registrant.                                 44
                                                                         ----
  23.1    Consent of PricewaterhouseCoopers LLP.                          45
                                                                         ----

The following exhibits are incorporated herein by reference:

   2.1    Agreement and Plan of Recapitalization and Merger dated        ----
          as of March 26, 1999 among Fremont Investors I, LLC,
          Jupiter Acquisition Corp., and Juno Lighting, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

   2.2    Purchase Agreement dated June 24, 1999 by and among Juno       ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc., Banc of
          America Securities LLC and Credit Suisse First Boston
          Corporation, filed as Exhibit 1.1 to the Company's
          Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   3.1    Amended and Restated Certificate of Incorporation,             ----
          as amended, of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (SEC
          File No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

   3.2    By-Laws of Juno Lighting, Inc., as amended, filed as           ----
          Exhibit 3.2 to the Company's Annual Report on Form
          10-K (SEC File No. 0-11631) for the fiscal year ended
          November 30, 1987.

   3.2(a) Amendment to By-Laws of Juno Lighting, Inc. filed as           ----
          Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1991.

   4.1    Indenture, dated as of June 30, 1999, by and among Juno        ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc. and Firstar
          Bank of Minnesota, N.A., as Trustee for the 11 7/8% Senior Subordinated Notes due 2009, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   4.2    Registration Rights Agreement, dated as of June 30, 1999,      ----
          by and among Juno Lighting, Inc., Juno Manufacturing, Inc.,
          Indy Lighting, Inc., Advanced Fiberoptic Technologies,
          Inc., Banc of America Securities LLC and Credit Suisse
          First Boston Corporation, filed as Exhibit 4.2 to the
          Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.1    Juno Lighting, Inc. 1993 Stock Option Plan, as amended,        ----
          filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1994.
<PAGE 42>
  10.2 Loan Agreement dated as of December 1, 1991 by and between Juno Lighting, Inc. and the Indiana
          Development Finance Authority. Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K (SEC File
          No. 0-11631) for the fiscal year ended
          November 30, 1992.

  10.2(a) Trust Indenture dated as of December 1, 1991 by and            ----
          between the Indiana Development Finance Authority and
          First Wisconsin Trust Company, as Trustee, with respect to Industrial Development Revenue Bonds, Series
          1991 (Juno Lighting, Inc. Project).  Filed as Exhibit
          10.1(a) to the Company's Annual Report on Form 10-K
          (SEC File No. 0-11631) for the fiscal year ended
          November 30, 1992.

  10.3    Juno Lighting, Inc. 401(K) Plan, Amended and Restated          ----
          effective December 1, 1987, executed June 1, 1994.

  10.3(a) Juno Lighting, Inc. 401(K) Trust, effective December 1,        ----
          1985, executed June 1, 1994.

  10.3(b) Amendment to Juno Lighting, Inc. 401(K) Plan, effective        ----
          September 1, 1994, executed September 12, 1994.

  10.4    Form of Change of Control Benefits Agreement, filed as         ----
          Exhibit 10.8 to the Company's Annual Report on Form
          10-K/A (File No. 0-11631) for the fiscal year ended
          November 30, 1998.

  10.5    Management Services Agreement, dated as of June 30,            ----
          1999, by and between Juno Lighting, Inc. and Fremont
          Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.6    Credit Agreement, dated as of June 29, 1999, by and            ----
          among Juno Lighting, Inc. and Bank of America, N.A., Credit
          Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.7    1999 Stock Award and Incentive Plan, filed as Annex D          ----
          to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on May 28, 1999.

  16.1    The information has been previously reported in a              ----
          Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992
          (SEC File No. 0-11631).

<PAGE 43>
                                                                 Exhibit 11.1



                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                  COMPUTATIONS OF NET INCOME PER COMMON SHARE
                  ===========================================


                                        1999          1998          1997
                                    -----------   -----------   -----------
Average number of common shares
  outstanding during the year        11,127,286    18,576,015    18,522,270
                                    -----------   -----------   -----------

  Common equivalents:
    Shares issuable under
      outstanding options               141,862       178,962       148,153

    Shares which could have
      been purchased based
      on the average market
      value for the period              130,630       140,114       129,588
                                    -----------   -----------   -----------
  Shares for the portion of the
    period that the options
    were outstanding                     11,232        38,848        18,565

Average number of common and
  common equivalent shares
  outstanding during the year        11,138,518    18,614,863    18,540,835
                                    ===========   ===========   ===========

NET INCOME available to             $13,739,828   $26,625,368   $20,303,252
  common shareholders
                                    ===========   ===========   ===========

NET INCOME PER COMMON SHARE
  (Basic and Diluted)                     $1.23         $1.43         $1.10
                                          =====         =====         =====

<PAGE 44>
                                                                Exhibit 21.1


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

<PAGE 45>

                                                               Exhibit 23.1





                      Consent of Independent Accountants
                      ----------------------------------




We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-87290 and 333-93659) of Juno Lighting, Inc.
of our report dated January 13, 2000 appearing on page 15 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 1999. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 36 of this Form 10-K.





                                                  PricewaterhouseCoopers LLP
                                                           Chicago, Illinois
                                                           February 25, 2000