Form 10-Q
period 2000-02-29
JUNO LIGHTING INC
filed 2000-04-14
CIK 723888

<Page 1)

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                February 29, 2000
For the quarterly period ended ...........................................

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


There were 2,412,126 shares of common stock outstanding as of March 31, 2000



<Page 2>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                       (In Thousands)
                                                  February 29,    November 30,
      ASSETS                                          2000            1999
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $    2,723       $   8,632
   Accounts receivable, less allowance for
      possible losses of $1,421 and $1,382             25,562          26,799
   Inventories at lower of cost or market              29,043          29,317
   Prepaid expenses and miscellaneous                   4,134           4,142
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS               61,462          68,890
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $20,508 and $19,360                               47,725          47,802
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,667 and $1,629                                 4,084           4,123
   Deferred financing costs and other, net of
      miscellaneous accumulated
      amortization of $837 and $514                     9,381           9,676
   Miscellaneous                                          130             143
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                 13,595          13,942
                                                   ----------      ----------
                                                   $  122,782     $   130,634
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $    6,864      $    6,566
   Accrued liabilities                                 10,015          16,272
   Current maturities of long-term debt                 3,716           3,330
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES          20,595          26,168
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                205,520         208,623
                                                   ----------      ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, Series A cumulative,
      $.001 par, $100 stated value,
      shares authorized 5,000,000;
      issued 1,060,000                                112,488         110,282
   Common stock, $.001 and $.01 par, shares
      authorized 45,000,000;
      issued 2,412,126                                      2               2
   Paid-in-capital                                        421             421
   Accumulated other comprehensive income                (478)           (530)
   Retained earnings (deficit)                       (215,766)       (214,332)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (103,333)       (104,157)
                                                   ----------      ----------
                                                   $  122,782      $  130,634
                                                   ==========      ==========
                (See Notes To Consolidated Financial Statements)
<Page 3>

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                    February 29,  February 28,
                                                       2000          1999
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    39,465      $ 37,277

COST OF SALES                                            20,247        18,554
                                                    -----------   -----------
      Gross profit                                       19,218        18,723

SELLING, GENERAL AND ADMINISTRATIVE                      12,250        10,797
                                                    -----------   -----------
      Operating income                                    6,968         7,926
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                      (5,724)          (38)

   Interest and dividend income                              72         1,123

   Miscellaneous                                             21           174
                                                    -----------   -----------
      Total other income (expense)                       (5,631)        1,259
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             1,337         9,185

TAXES ON INCOME                                             559         3,176
                                                    -----------   -----------
NET INCOME                                                  778         6,009

LESS: PREFERRED DIVIDENDS                                 2,205             -
                                                    -----------   -----------
NET (LOSS)INCOME AVAILABLE TO
      COMMON SHAREHOLDERS                           $    (1,427)     $  6,009
                                                    ===========   ===========

NET (LOSS) INCOME PER COMMON SHARE
     (BASIC AND DILUTED)                                $  (.59)        $ .32
                                                         ======         =====

                      (See Notes To Consolidated Financial Statements)
<Page 4>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             =====================================================

                                                             (In Thousands)
                                                           Three Months Ended
                                                            February 29, 2000
                                                           -----------------
                                                               (Unaudited)

RETAINED EARNINGS, beginning of period                         $ (214,332)

PREFERRED DIVIDEND                                                 (2,205)

COMMON STOCK RETIREMENT                                                (7)

NET INCOME, three months ended
      February 29, 2000                                                778
                                                               ----------

RETAINED EARNINGS (DEFICIT), end of period                     $ (215,766)
                                                               ==========

                (See Notes To Consolidated Financial Statements)
<Page 5>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                       Three Months Ended
                                                  ----------------------------
                                                   February 29,   February 28,
                                                      2000            1999
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:

    Net income                                     $     778       $   6,009
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization               1,524           1,033
           Changes in assets and liabilities:
             Decrease(Increase) in accounts
                 receivable                            1,289            (143)
             Decrease(Increase) in inventory             273          (1,169)
             Decrease in prepaid expense                   9             984
             (Increase)Decrease in other assets          (43)              6
             (Decrease)Increase in accounts
                 payable and accrued expenses         (5,960)            224
             Increase in deferred
                 income taxes                             84              57
                                                 -----------      ----------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                  (2,046)          7,001
                                                 -----------      ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES:

    Capital expenditures                              (1,050)         (1,508)
    Purchases of marketable securities                     -         (18,079)
    Sales of marketable securities                         -           7,971
                                                 -----------      ----------
NET CASH (USED IN)
    INVESTING ACTIVITIES                              (1,050)        (11,616)
                                                 -----------      ----------


                              (Continued on Next Page)
<Page 6>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                       Three Months Ended
                                                  ----------------------------
                                                    February 29,  February 28,
                                                      2000            1999
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from exercise of stock
       options                                              -              25
    Proceeds from bank debt                             2,500
    Dividend paid                                           -          (1,860)
    Principal payments on long-term debt               (5,313)            (40)
                                                  -----------     -----------

NET CASH (USED IN) FINANCING ACTIVITIES                (2,813)         (1,875)
                                                  -----------     -----------
NET (DECREASE) IN CASH                                 (5,909)         (6,490)


CASH AT BEGINNING OF PERIOD                             8,632          10,498
                                                  -----------     -----------

CASH AT END OF PERIOD                              $    2,723        $  4,008
                                                   ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $  9,567        $     34
        Income taxes                                    200               0


               (See Notes To Consolidated Financial Statements)
<Page 7>
                       JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ====================================================

FINANCIAL INFORMATION

          The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 1999 was derived from the Company's audited consolidated financial statements.


INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                              February 29,       November 30,
                                                 2000               1999
                                             ------------       ------------
          Finished goods                     $     14,503       $     14,333
          Raw materials                            14,540             14,984
                                             ------------       ------------
                                             $     29,043       $     29,317
                                             ============       ============
LONG-TERM DEBT

          The Company has a senior credit facility (the "Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus a varying applicable percentage. At February 29, 2000 the nominal interest rates for Term Loan A and Term Loan B were 8.60% and 9.10%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

        The Credit Facility is collateralized by certain land and buildings. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2001 - $5,108,000; 2002 - $6,035,000; 2003 -
$7,891,000; 2004 - $7,891,000; 2005 - $9,746,000.

<Page 8>
SERIES A PREFERRED STOCK

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


NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:


                                               February 29,      February 28,
                                                  2000               1999
                                                ----------        ----------
     3 months ended
               Basic                             2,412,126        18,595,752
               Diluted                           2,412,126        18,650,611

<Page 9>
COMPREHENSIVE INCOME

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

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                                          Three Months Ended
                                       February 29,    February 28,
                                          2000            1999
                                         -------         -------
Net income                              $    778        $  6,009
Net change in
  unrealized gain (loss)
  on available-for-sale
  securities                                   -            (211)
Foreign currency
  translation adjustment                      52              54
                                         -------         -------
     Comprehensive income                $   830        $  5,852
                                         =======         =======

          The components of accumulated other comprehensive (loss), net of related tax, are as follows (in thousands):

                                                  February 29,  November 30,
                                                     2000          1999
                                                    ------        ------

Foreign currency translation adjustment              $(478)        $(530)
                                                    ------        ------
     Accumulated other comprehensive (loss)          $(478)        $(530)
                                                    ======        ======

MERGER AND RECAPITALIZATION

          On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt


<Page 10>
("Subordinated Debt"). In connection with the Merger and Recapitalization the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.


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

                                        For the Three Months Ended February 29,2000
                                        -------------------------------------------
                                                     (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 32,411    $   32,777    $     2,293    $ (28,016)   $    39,465
Cost of sales               25,181        20,611          1,898      (27,443)        20,247
                          --------  ------------  -------------  ------------  ------------
Gross profit                 7,230        12,166            395         (573)        19,218
Selling, general and
  administrative             6,642         5,087            494           27         12,250
                          --------  ------------  -------------  ------------  ------------
Operating income               588         7,079            (99)         (600)        6,968
Other income(expense)       (5,621)           20            (30)            0        (5,631)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before
  taxes on income           (5,033)        7,099           (129)         (600)        1,337
Taxes on income             (1,864)        2,480            (56)           (1)          559
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           (3,169)        4,619            (73)         (599)          778

Less: preferred
  dividends                 (2,205)            -              -             -        (2,205)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (5,374)   $    4,619    $       (73)   $     (599)  $    (1,427)
                          ========  ============  =============  ============  ============


<Page 11>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                        For the Three Months Ended February 28,1999
                                        -------------------------------------------
                                                      (in thousands)
                                    Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 31,314   $    30,863   $      2,007  $    (26,907)  $    37,277
Cost of sales               23,707        19,314          1,745       (26,212)       18,554
                          --------  ------------  -------------  ------------  ------------
Gross profit                 7,607        11,549            262          (695)       18,723
Selling, general and
  administrative             5,401         4,954            414            28        10,797
                          --------  ------------  -------------  ------------  ------------
Operating income             2,206         6,595           (152)         (723)        7,926
Other income(expense)        1,157           132            (30)            -         1,259
                          --------  ------------  -------------  ------------  ------------
Income (loss) before
  taxes on income            3,363         6,727           (182)         (723)        9,185
Taxes on income                980         2,276            (79)           (1)        3,176
                          --------  ------------  -------------  ------------  ------------
Net income (loss)
  available to
  common shareholders     $  2,383   $     4,451   $       (103) $       (722)  $     6,009
                          ========  ============  =============  ============  ============

                                                  February 29, 2000
                                                  -----------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $  2,562   $        46    $       113   $         2   $     2,723
Accounts receivable, net      25,108        58,505          1,269       (59,320)       25,562
Inventories                   19,416        15,967          1,784        (8,124)       29,043
Other current assets           3,505           565             64             -         4,134
                            --------  ------------  -------------  ------------  ------------

    Total current assets      50,591        75,083          3,230       (67,442)       61,462
Property and equipment        10,398        55,505          2,706          (376)       68,233
Less accumulated depreciation  2,420        17,887            471          (270)       20,508
                            --------  ------------  -------------  ------------  ------------

    Net property and equipment 7,978        37,618          2,235          (106)       47,725
Other assets                  73,480            67              -       (59,952)       13,595
                            --------  ------------  -------------  ------------  ------------
                            $132,049   $   112,768    $     5,465   $  (127,500)   $  122,782
Total assets                ========  ============  =============  ============  ============

Current liabilities         $ 65,655   $    11,968    $     2,290   $   (59,318)   $   20,595
Other liabilities            205,441             -          2,170        (2,091)      205,520
                            --------  ------------  -------------   -----------   ------------
Total liabilities            271,096        11,968          4,460       (61,409)      226,115
Total stockholders'
  (deficit) equity          (139,047)      100,800          1,005       (66,091)     (103,333)
                            --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity      $132,049   $   112,768    $     5,465   $  (127,500) $    122,782
                            ========  ============  =============  ============  ============


<Page 12>
GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                                        November 30, 1999
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                              Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                             --------  ------------  -------------  ------------  ------------
Cash                       $   5,748    $    2,827    $        27    $       30     $   8,632
Marketable securities              -             -              -             -             -
Accounts receivable, net      26,206        50,536          1,721       (51,664)       26,799
Inventories                   18,879        16,458          1,507        (7,527)       29,317
Other current assets           3,390           480             79           193         4,142
                            --------  ------------  -------------  ------------  ------------
    Total current assets      54,223        70,301          3,334       (58,968)       68,890
Property and equipment        10,393        54,490          2,656          (377)       67,162
Less accumulated depreciation (2,330)      (16,871)          (429)          270       (19,360)
                            --------  ------------  -------------  ------------  ------------
    Net property and equipment 8,063        37,619          2,227          (107)       47,802
Other assets                  73,819            76              1       (59,954)       13,942
                            --------  ------------  -------------  ------------  ------------
Total assets               $ 136,105    $  107,996     $    5,562    $ (119,029)    $ 130,634
                            ========  ============  =============  ============  ============
Current liabilities        $  63,605    $   11,816     $    2,359    $  (51,442)    $  26,338
Other liabilities            208,372             -          2,177        (2,096)      208,453
                            --------  ------------  -------------  ------------  ------------
Total liabilities            271,977        11,816          4,536       (53,538)      234,791
Total stockholders'
  (deficit) equity          (135,872)       96,180          1,026       (65,491)     (104,157)
                            --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity     $ 136,105    $  107,996     $    5,562    $ (119,029)    $ 130,634
                            ========  ============  =============  ============  ============


<Page 13>

                                            For the Three Months Ended February 29,2000
                                                     -------------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities     $    (344) $     (1,766) $          99         $ (35)      $(2,046)
                           ---------  ------------  -------------  ------------  ------------
Cash flows provided by
   (used in) investing
   activities:
  Capital expenditures           (29)       (1,015)           (6)             -        (1,050)
  Proceeds from sale
  of assets                        -             -             -              -             -
  Purchases of marketable
   securities                      -             -             -              -             -
  Sales of marketable
   securities                      -             -             -              -             -
                           ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities          (29)       (1,015)           (6)             -        (1,050)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid
  Proceeds from issuance of
   preferred stock
  Proceeds from subordinated
   debt
  Proceeds from bank debt      2,500             -              -             -         2,500
  Common stock retired
  Other financing activities  (5,313)            -             (7)            7        (5,313)
                           ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (2,813)            -             (7)            7        (2,813)
                           ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                    (3,186)       (2,781)            86           (28)       (5,909)
Cash at beginning of period    5,748         2,827             27            30         8,632
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $   2,562  $         46  $         113   $         2     $   2,723
                           =========  ============  =============  ============  ============

<Page 14>
GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                            For the Three Months Ended February 28, 1999
                                                     --------------------------------------------
                                                         (in thousands)
                                       Danalite
                                       Guarantor    Non-Guarantor                  Total
                             Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities       $ 7,833   $      (654)   $      (214)   $       36    $    7,001
                            --------  ------------  -------------  ------------   -----------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures           (21)       (1,445)           (42)            -        (1,508)
  Purchases of marketable
   securities                (18,079)            -              -             -       (18,079)
  Sales of marketable
   securities                  7,971             -              -             -         7,971
                           ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities      (10,129)       (1,445)           (42)                    (11,616)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid              (1,860)                                                  (1,860)
  Other financing activities     (15)            -             (6)            6           (15)
                           ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (1,875)            -             (6)            6        (1,875)
                           ---------   -----------  -------------  ------------  ------------
Net increase (decrease)
   in cash                    (4,171)       (2,099)          (262)           42        (6,490)
Cash at beginning of period    9,066         1,054            349            29        10,498
                           ---------  ------------   ------------  ------------  ------------
Cash at end of period        $ 4,895  $     (1,045)    $       87     $      71     $   4,008
                           =========  =============  ============  ============  ============

<Page 15>

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
           ===========================================================

RESULTS OF OPERATIONS:
----------------------

Three Months Ended February 29, 2000 Compared With Three Months
---------------------------------------------------------------
Ended February 28, 1999
----------------------

      During the first quarter ended February 29, 2000, net sales increased by 5.9% to $39,465,000 compared to $37,277,000 for the like period in 1999. In management's opinion, this increase is due primarily to an increase in the overall demand for lighting products.

      Cost of sales as a percentage of net sales increased to 51.3% for the quarter, compared to 49.8% for the like period in 1999 due to an unfavorable change in sales mix and the result of increases in aluminum raw material costs.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 31.0% for the first quarter of 2000 compared with 29.0% for the like period in 1999 due primarily to increases of $465,000 for amortization of deferred financing costs resulting from the recapitalization transaction and freight cost increases of $237,000, with the remainder due to compensation increases.

      As a result of the above factors, operating income decreased to 17.7% of sales as compared to 21.3% for the like period in 1999.

      Interest expense was $5,724,000 for the first quarter ended February 29, 2000 compared to $38,000 for the like period in 1999. This increase reflects interest related to borrowings used to finance the merger in the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
     During the three month period ended February 29, 2000, operating activities used cash flow of $2,046,000. This was comprised principally of net income, depreciation and amortization, and decreases in accounts receivable (collectively aggregating $3,591,000), net of decreases in accounts payable and accrued expenses of $5,960,000. The decrease in accounts payable and accrued expenses was due primarily to the payment of interest expense which was previously included in accrued liabilities at November 30, 1999.

      Net cash used in investing activities amounted to $1,050,000 and was used to finance capital expenditures.

      The net cash used in financing activities of $2,813,000 consisted of principal payments on long-term debt of $5,313,000 less proceeds from the Revolving Line of Credit Facility of $2,500,000.

<Page 16>
      The Company historically has funded its operations principally from cash generated from operations, available cash and income from marketable securities. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

      Principal and interest payments under the Senior Credit Facility and the Subordinated Debt represent significant liquidity requirements for the Company. As of February 29, 2000, the Company had cash of approximately $2.7 million and total indebtedness of $207.3 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 1999 Annual Report on Form 10K.

      The Company's $35 million Revolving Credit Facility is available to finance its working capital and had no outstanding balance on February 29, 2000. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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


          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK
            =======================================================


      The Company does not have any material risk-sensitive investments.


<Page 17>

                          PART II - OTHER INFORMATION
                          ===========================
Item 1. Legal Proceedings - Reference is made to Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 for descriptions of Nilssen vs. Juno Lighting, Inc. and Linda Parnes v. George M. Ball, Thomas Tomsovic, Allan Coleman, Robert S. Fremont, Julius Lewis, Fremont Investors I, LLC, Fremont Partners, L.P. and Juno Lighting, Inc.


Item 2.   None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits - None

          (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.

<Page 18>

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




Dated:     April 14, 2000