Form 10-Q
period 2000-05-31
JUNO LIGHTING INC
filed 2000-07-14
CIK 723888

FORM 10-Q


<PAGE 1>
                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF

                                                May 31, 2000
For the quarterly period ended
 ...........................................

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ................... to
 ....................

                         0-11631
Commission File Number ..........

                                      JUNO LIGHTING, INC.
 .................................................................
 .........
                 (Exact name of registrant as specified in its charter)

         Incorporated in Delaware                   36-2852993
 .................................................................
 .........
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

         1300 South Wolf Road, Des Plaines, Illinois       60017-5065
 .................................................................
        (Address of principal executive offices)           (Zip Code)

                               847 - 827 - 9880
 .................................................................

                     (Registrant's telephone number, including area code)


 .................................................................
 .........
                     (Former name, former address and former fiscal year,
                                 if changed since last report)

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


There were 2,412,126 shares of common stock outstanding as of June 30, 2000.


<Page 2>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                       ( In Thousands)
                                                     May 31,   November 30,
      ASSETS                                          2000        1999
      ------                                       ---------- -----------
                                                   (Unaudited) (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $    8 861  $    8 632
   Accounts receivable, less allowance for
      possible losses of $1,388 and $1,382             28 014      26 799
   Inventories at lower of cost or market              27 128      29 317
   Prepaid expenses and miscellaneous                   4 055       4 142
                                                   ----------   ---------
                    TOTAL CURRENT ASSETS               68 058      68 890
                                                   ----------  ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $21,668 and $19,360                               47 195      47 802
                                                    ---------     -------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,706 and $1,629                                 3 762      4 123
   Deferred financing costs & other, net of
      accumulated amortization of $1,156 & $514         9 068      9 676
   Miscellaneous                                          420        143
                                                   ----------  ----------
                    TOTAL OTHER ASSETS                 13 250     13 942
                                                   ----------- ---------
                                                  $  128 503  $   130 634
                                                   ==========  ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $    6 854 $    6 566
   Accrued liabilities                                 15 685     16 272
   Current maturities of long-term debt                 4 070      3 330
                                                   ---------- ----------
                    TOTAL CURRENT LIABILITIES          26 609     26 168
                                                   ---------- ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                202 393    208 623
                                                   ---------- ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock, Series A cumulative, $.001 par,
      $100 stated value shares authorized 5,000,000;
      issued 1,060,000                                114 738    110 282
   Common stock, $.001 and $.01 par, shares
      authorized 45,000,000 issued 2,412,126                2          2
   Paid-in-capital                                        421        421
   Accumulated other comprehensive income                (684)      (530)
   Retained earnings <Deficit>                       (214 976)  (214 332)
                                                   ----------  ----------

           TOTAL STOCKHOLDERS' EQUITY <DEFICIT>      (100 499)  (104 157)
                                                   ----------  ----------
                                                   $  128 503   $ 130 634
                                                   ==========  ==========


            (See Notes To Consolidated Financial Statements)

<Page 3>

                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                                     (In Thousands Except Per
                                                          Share Amounts)
                                                       Three Months Ended
                                                     -------------------------
                                                       May 31,      May 31,
                                                        2000         1999
                                                    -----------  -----------
                                                    (Unaudited)  (Unaudited)


NET SALES                                           $   46 222    $   45 504

COST OF SALES                                           23 265        23 477
                                                    ----------    ----------
      Gross profit                                      22 957        22 027

SELLING, GENERAL AND ADMINISTRATIVE                     12 617        11 876
                                                    ----------    ----------
      Operating income                                  10 340        10 151
                                                    ----------    ----------
OTHER INCOME (EXPENSE):

      Interest expense                                  (5 689)          (24)

      Interest and divided income                           73         1 147

      Miscellaneous                                         33            13
                                                    ----------    ----------
         Total other income (expense)                   (5 583)        1 136
                                                    ----------    ----------
INCOME BEFORE TAXES ON INCOME                            4 757        11 287

TAXES ON INCOME                                          1 723         3 981
                                                    ----------    ----------
NET INCOME                                               3 034         7 306

LESS: PREFERRED DIVIDENDS                                2 250             -
                                                    ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS         $      784     $   7 306
                                                     =========    ==========

NET INCOME PER COMMON SHARE (BASIC AND DILUTED)          $ .33         $ .39
                                                          =====         =====
<PAGE 4>

            (See Notes To Consolidated Financial Statements)


                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share  Amounts)
                                                        Six Months Ended

                                                   --------------------------
                                                       May 31,     May 31,
                                                        2000         1999
                                                    ----------- -----------
                                                    (Unaudited)  (Unaudited)


NET SALES                                           $    85 687 $    82 781

COST OF SALES                                            43 512      42 032
                                                    ----------- -----------
      Gross profit                                       42 175      40 749

SELLING, GENERAL AND ADMINISTRATIVE                      24 867      22 672
                                                    ----------- -----------
      Operating income                                   17 308      18 077
                                                    ----------- -----------
OTHER INCOME (EXPENSE):

      Interest expense                                  (11 413)        (62)

      Interest and divided income                           145       2 270

      Miscellaneous                                          54         187
                                                    -----------   -----------
         Total other income (expense)                   (11 214)      2 395
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             6 094      20 472

TAXES ON INCOME                                           2 282       7 157
                                                    -----------  -----------
NET INCOME                                                3 812      13 315

LESS: PREFERRED DIVIDENDS                                 4 455           -
                                                    -----------  ----------

NET(LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS     $     (643) $   13 315
                                                    ===========  ==========


NET(LOSS)INCOME PER COMMON SHARE - BASIC                 $(0.27)     $ 0.72
                                                          =====       =====

NET(LOSS)INCOME PER COMMON SHARE - DILUTED               $(0.27)     $ 0.71
                                                          =====       =====




                (See Notes To Consolidated Financial Statements)

<Page 5>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED
EARNINGS

=====================================================

                                                             (In Thousands)
                                                           Six  Months Ended
                                                              May  31, 2000
                                                           -----------------
                                                               (Unaudited)

RETAINED EARNINGS(DEFICIT), beginning of period                $(214 332)

PREFERRED DIVIDEND                                                (4 455)

COMMON STOCK RETIREMENT                                              (1)

NET INCOME, six months ended                                       3 812
      May 31, 2000                                             ----------

RETAINED EARNINGS (DEFICIT), end of period                     $(214 976)
                                                               ==========



                (See Notes To Consolidated Financial Statements)



<Page 6>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In  Thousands)
                                                       Six Months   Ended
                                                       ------------------
                                                     May 31,       May 31,
                                                      2000          1999
                                                  ------------  -----------
                                                   (Unaudited)  (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:

    Net income from continuing operations          $    3 812    $  13 315
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation & amortization                  3 058        2 076
           Changes in assets and liabilities:
             (Increase) in accounts
                 receivable                            (1 369)      (3 819)
             Decrease(Increase) in inventory            2 188       (1 203)
             Decrease in prepaid expense                   88        1 297
             Decrease(Increase) in other assets            35         (950)
             (Decrease) in accounts
                 payable and accrued expenses            (300)        (335)
             Increase (Decrease) in deferred
                 income taxes                             275          186
                                                  -----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               7 787       10 567
                                                  -----------   ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES:

    Capital expenditures                               (1 766)      (3 133)
    Purchases of marketable securities                      -      (63 966)
    Sales of marketable securities                          -       77 666
                                                  -----------   ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               (1 766)      10 567
                                                  -----------   ----------


                              (Continued on Next Page)


<Page 7>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In  Thousands)
                                                      Six Months   Ended
                                                 ----------------------------
                                                     May 31,          May 31,
                                                      2000             1999
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from exercise of stock
       options                                              -             380
    Proceeds from bank debt                             2 500               -
    Dividend paid                                           -          (3 720)
    Principal payments on long-term debt               (8 292)            (60)
                                                   -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES                (5 792)         (3 400)
                                                   -----------    -----------

NET INCREASE IN CASH                                      229          17 734

CASH AT BEGINNING OF PERIOD                             8 632          10 498
                                                   -----------    -----------

CASH AT END OF PERIOD                              $    8 861      $   28 232
                                                   ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $   11 477      $       62
        Income taxes                                      680           7 114

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

INVENTORIES

          Inventories are summarized as follows:
                                                     (In Thousands)
                                                May 31,    November 30,
                                                 2000           1999
                                             ------------------------
          Finished goods                     $     12 727   $14 333
          Raw materials                            14 401    14 984
                                             ------------   -----------
                                             $     27 128   $29 317
                                             ============   ============
LONG-TERM DEBT

          The Company has a senior credit facility (the "Credit
Facility")with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a
(a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche Bterm loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus a varying applicable percentage. At May 31, 2000 the nominal interest rates for Term Loan A and Term Loan B were 8.60% and 9.10%, respectively.
Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term
Loan B is November 30, 2006.  Borrowings under the Revolving
Credit Facility are due on November 30, 2005.  In addition, the
Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act, resulting in approximately $120.4 million in proceeds to the Company.
Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit
Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

        As of May 31, 2000, the Company was not in compliance with a requirement of the Secured Credit Agreements for maintaining a minimum ratio of EBITDA to Interest Expense, as defined. On June 30, 2000, the lenders agreed to waive compliance with this requirement for the quarter ended May 31, 2000 and modified this and other financial ratios for the remainder of the term, as more particularly described in the First Amendment to Credit Agreement dated June 30, 2000 and filed as an exhibit hereto. Such modified ratios are less restrictive that previous ratios.

<PAGE 9>

The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, as more particularly described in the Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2001 - $4,973,000; 2002 - $5,877,000;
2003 -$7,684,000; 2004 - $7,684,000; 2005 - $9,490,000.

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


NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                                 May 31,        May 31,
                                                   2000          1999
                                                ----------    ----------
     3 months ended
               Basic                             2 412 126    18 602 007
               Diluted                           2 412 126    18 653 666

     6 months ended
               Basic                             2 412 126    18 599 184
               Diluted                           2 412 126    18 654 308





                                (Continued on Next Page)


<Page 10>
COMPREHENSIVE INCOME

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

          The components of comprehensive income, net of related tax, are as follows (in thousands):

                            Three Months Ended        Six MonthsEnded
                             May 31,     May 31,      May 31,  May 31,
                              2000        1999         2000     1999
                             -------     -------      ------- -------
Net income                   $ 3 034     $ 7 306      $ 3 812  $13 315
Net change in
  unrealized gain (loss)
  on available-for-sale
  securities                       -        (913)          -    (1 124)
Foreign currency
  translation adjustment        (206)        (64)        (154)     118
                             -------     -------      -------  -------
     Comprehensive income    $ 2 828     $ 6 457      $ 3 658  $12 309
                             =======     =======      =======  =======

          The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                                     May 31,   November 30,
                                                      2000        1999
                                                     ------      ------

Foreign currency translation adjustment              $ (684)    $ (530)
                                                     ------      ------
     Accumulated other comprehensive income          $ (684)    $ (530)
                                                     ======     ======






                                (Continued on Next Page)

<Page 11>
MERGER AND RECAPITALIZATION

          On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger the Company incurred approximately $9.7 million in transaction costs and $9.9 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

GUARANTORS' FINANCIAL INFORMATION

          The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's wholly-owned domestic subsidiaries, Juno Manufacturing, Inc., Indy Lighting, Inc. and Advanced Fiberoptic Technologies, Inc., will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

          Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors. The Company has not presented separate financial statements and other disclosures concerning its subsidiary guarantors because management has determined that such information is not material to investors.


                                     For the Three Months Ended May 31, 2000
                                   ------------------------------------------

                                                      (in thousands)
                                    Guarantor     Non-Guarantor                    Total
                            Parent  Subsidiaries   Subsidiaries   Eliminations Consolidated
                           --------  ------------  -------------  ------------  ------------
Net sales                 $ 36 469      $ 34 969        $ 2 630    $(27 846)     $ 46 222
Cost of sales               29 073        22 999          2 310     (31 117)       23 265
                          --------  ------------  -------------  -----------     ------------
Gross profit                 7 396        11 970            320      (3 271)       22 957
Selling, general and
  administrative             7 045         5 013            532          27        12 617
                          --------  ------------  -------------  ------------  ------------
Operating income               351         6 957           (212)     (3 244)       10 340
Other income(expense)       (5 564)           17            (35)         (1)       (5 583)
                          --------  ------------  -------------  ------------  ------------
Income (loss)before taxes
  on income                 (5 213)        6 974           (247)     (3 243)        4 757
Taxes on income               (637)        2 471           (109)         (2)        1 723
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           (4 576)        4 503           (138)     (3 245)        3 034
Less: Preferred Dividends   (2 250)            -              -           -        (2 250)
                          --------- ------------  -------------  ------------  ------------
Net Income (loss) available
   To Common Shareholders $ (6 826)     $  4 503        $  (138)    $(3 245)     $    784
                          ========   ===========   ============   ============   ===========


                                (Continued on Next Page)

<Page 12>
GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                        For the Three Months Ended May 31, 1999
                                        -----------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                   Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 35 260      $ 36 033        $ 2 765     $(28 554)     $ 45 504
Cost of sales               27 914        22 336          2 452      (29 225)       23 477
                          --------  ------------  -------------  -----------  ------------
Gross profit                 7 346        13 697            313          671        22 027
Selling, general and
  administrative             6 055         5 297            495           29        11 876
                          --------  ------------  -------------  ------------  ------------
Operating income             1 291         8 400           (182)         642        10 151
Other income(expense)        1 022           150            (36)           -         1 136
                          --------  ------------  -------------  ------------  ------------
Income (loss) taxes
  on income                  2 313         8 550           (218)         642        11 287
Taxes on income                915         3 160            (93)          (1)        3 981
                          --------  ------------  -------------  ------------  ------------
Net income (loss)
   available to
   Common Shareholders    $  1 398      $  5 390         $ (125)        $643       $ 7 306
                          ========  ============  =============  ============  ============


                                        For the Six Months Ended May 31, 2000
                                        ----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                          Parent  Subsidiaries   Subsidiaries    Eliminations  Consolidated
                          --------  ------------  -------------  -----------  ------------
Net sales                 $ 68 881      $ 67 746        $ 4 923     $(55 863)     $ 85 687
Cost of sales               54 256        43 610          4 208      (58 562)       43 512
                          --------  ------------  -------------  -----------  ------------
Gross profit                14 625        24 136            715        2 699        42 175
Selling, general and
  administrative            13 687        10 100          1 026           54        24 867
                          --------  ------------  -------------  ------------  ------------
Operating income               938        14 036           (311)       2 645        17 308
Other income(expense)      (11 185)           37            (65)          (1)      (11 214)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before taxes
  on income                (10 247)       14 073           (376)       2 644         6 094
Taxes on income             (2 501)        4 951           (165)          (3)        2 282
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           (7 746)        9 122           (211)       2 647         3 812
Less: Preferred
   Dividends                (4 455)            -              -            -        (4 455)
                          --------  ------------  --------------  -----------  ------------
Net Income (loss)
   available to
   Common Shareholders    $(12 201)     $  9 122         $ (211)     $ 2 647      $   (643)
                          ========   ===========  =============   ===========   ===========



                               (Continued on Next Page)


<Page 13>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                        For the Six Months Ended May 31, 1999
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                    Total
                           Parent  Subsidiaries   Subsidiaries    Eliminations   Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 66 574      $ 66 896       $  4 772     $(55 461)    $  82 781
Cost of sales               51 621        41 651          4 197      (55 437)       42 032
                          --------  ------------  -------------  ------------  ------------
Gross profit                14 953        25 245            575          (24)       40 749
Selling, general and
  administrative            11 456        10 250            909           57        22 672
                          --------  ------------  -------------  ------------  ------------
Operating income             3 497        14 995           (334)         (81)       18 077
 Other income(expense)       2 179           282            (66)           -         2 395
                          --------  ------------  -------------  ------------  ------------
Income (loss)before taxes
  on income                  5 676        15 277           (400)         (81)       20 472
Taxes on income              1 895         5 436           (172)          (2)        7 157
                          --------  ------------  -------------  ------------  ------------
Net income (loss)
   available to
   Common Shareholders    $  3 781       $ 9 841       $   (228)   $     (79)    $  13 315
                          ========  ============  =============  ============  ============


                                                          May 31, 2000
                                                         ---------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                       Total
                                Parent  Subsidiaries   Subsidiaries     Eliminations   Consolidated
                              --------  ------------  -------------    ------------  ------------
Cash                          $  8 574     $      86       $     71          $130     $   8 861
Accounts receivable, net        27 610        63 525          1 364       (64 485)       28 014
Inventories                     14 840        15 626          1 599        (4 937)       27 128
Other current assets             3 520           479             56             -         4 055
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54 544        79 716          3 090      (69 292)       68 058
Property and equipment          10 424        56 187          2 629         (377)       68 863
Less accumulated depreciation    2 516        18 933            491         (272)       21 668
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7 908        37 254          2 138         (105)       47 195
Other assets                    73 125            72              -      (59 947)       13 250
                              --------  ------------  -------------  ------------  ------------
Total assets                 $ 135 577   $   117 042   $      5 228  $  (129 344)  $   128 503
                              ========  ============  =============  ============  ============
Current liabilities          $  76 881   $    11 739   $      2 344   $  (64 355)  $    26 609
Other liabilities              202 315             -          2 163       (2 085)      202 393
                              --------  ------------  -------------  ------------  ------------
Total liabilities              279 196        11 739          4 507      (66 440)      229 002
Total stockholders'
   (deficit) equity           (143 619)      105 303            721      (62 904)     (100 499)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $135 577     $ 117 042        $ 5 228    $(129 344)    $ 128 503
                              ========  ============  =============  ============  ============



                                (Continued on Next Page)

<Page 14>

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                                        November 30, 1999
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                        Total
                                Parent  Subsidiaries   Subsidiaries      Eliminations  Consolidated
                              --------  ------------  -------------      ------------  ------------
Cash                          $  5 748     $   2 828       $     27    $        29     $   8 632
Accounts receivable, net        26 206        50 536          1 721        (51 664)       26 779
Inventories                     18 879        16 458          1 507         (7 527)       29 317
Other current assets             3 390           480             79            193         4 142
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54 223        70 302          3 334        (58 969)       68 890
Property and equipment          10 393        54 490          2 656           (377)       67 162
Less accumulated depreciation   (2 330)      (16 871)           429           (270)       19 360
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8 063        37 619          2 227           (107)       47 802
Other assets                    73 819            75              1       (59 953)       13 942
                              --------  ------------  -------------  ------------  ------------
Total assets                  $136 105      $107 996       $  5 562    $ (119 029)    $ 130 634
                              ========  ============  =============  ============  ============
Current liabilities           $ 63 435      $ 11 815       $  2 359    $  (51 441)    $  26 168
Other liabilities              208 542             -          2 177        (2 096)      208 523
                              --------  ------------  -------------  ------------  ------------
Total liabilities              271 977        11 815          4 536       (53 537)      234 791
Total stockholders'
   (deficit) equity           (135 872)       96 181          1 026       (65 492)     (104 157)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $136 105      $107 996       $  5 562    $ (119 029)    $ 130 634
                              ========  ============  =============  ============  ============


                                            For the Six Months Ended May 31, 2000
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                    Total
                               Parent   Subsidiaries   Subsidiaries   Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities         $ 8 673      $ (1 045)      $     74      $    85      $  7 787
                              ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities
  Capital expenditures             (55)       (1 696)           (15)           -        (1 766)
                              ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities            (55)       (1 696)           (15)           -        (1 766)
                              ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities
  Proceeds from bank debt        2 500             -              -            -         2 500
  Principal Payments on
    Long Term Debt              (8 292)            -            (14)          14        (8 292)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                   (5 792)            -            (14)          14        (5 792)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      (2 826)       (2 741)            45           99          (229)
Cash at beginning of period      5 748         2 828             27           29         8 632
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  8 574      $     87       $     72      $   128      $  8 861
                             =========  ============  =============  ============  ============

<Page 15>



GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

                                            For the Six Months Ended May 31, 1999
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                     Total
                               Parent   Subsidiaries   Subsidiaries    Eliminations  Consolidated
                              --------  ------------  -------------  -----------  ------------
Net cash provided by
  operating activities        $  9 119       $ 1 228        $ (117)       $   337      $ 10 567
                              --------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures            (112)       (2 897)          (124)            -        (3 133)
  Proceeds from sale of assets       -             -              -             -             -
  Purchases of marketable
   securities                  (63 966)            -              -             -       (63 966)
  Sales of marketable
   securities                   77 666             -              -             -        77 666
                             ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities         13 588        (2 897)           124             -        10 567
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid                (3 720)            -              -             -        (3 720)
  Other financing activities       320             -            (13)           13           320
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                   (3 400)            -            (13)           13        (3 400)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      19 307        (1 669)          (254)          350        17 734
Cash at beginning of period      9 162           958            349            29        10 498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $ 28 469       $  (711)         $  95        $  379       $28 232
                             =========  ============  =============  ============  ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION
      ===========================================================

RESULTS OF OPERATIONS:

Three Months Ended May 31, 2000 Compared With Three Months
Ended May 31, 1999

      During the second quarter ended May 31, 2000, net sales increased by 1.6% to $46,222,000 compared to $45,504,000 for the like period in 1999. Sales increases, principally as a result of new residential and commercial construction activities and sales of the Company's new Flex 12 product line were offset, in part, by a softening in national account business.

      Cost of sales as a percentage of net sales decreased to 50.3% for the quarter, compared to 51.6% for the like period in 1999 due to a favorable change in sales mix and the result of decreases in aluminum raw material costs.
      Selling, general and administrative expenses expressed as a percentage of sales increased to 27.3% for the second quarter of 2000 compared with 26.1% for the like period in 1999 due primarily to increases of approximately $400,000 for amortization of deferred financing costs resulting from the recapitalization transaction, and freight cost increases of approximately $300,000.
<Page 16>

      As a result of the above factors, operating income increased slightly to 22.4% of sales as compared to 22.3% for the like period in 1999.

      Interest expense was $5,689,000 for the second quarter ended May 31, 2000 compared to $24,000 for the like period in 1999. This increase reflects interest related to borrowings used to finance the merger that occurred in the third quarter of 1999.

Six Months Ended May 31, 2000 Compared With Six Months
Ended May 31, 1999
      During the six month period ended May 31, 2000, net sales increased 3.5% to $85,687,000 compared to $82,781,000 for the like period in 1999. In management's opinion, this increase is due primarily to an increase in the overall demand for lighting products.

      Cost of sales as a percentage of net sales remained unchanged at 50.8%.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 29.0% for the period compared with 27.4% for the like period in 1999 due to the same factors cited for the second quarter.

      As a result of the above factors, operating income decreased to 20.2% of sales as compared to 21.8% for the like period in 1999.

      Interest expense was $11,413,000 for the six months ended May 31, 2000 compared to $62,000 for the like period in 1999. This increase reflects interest related to borrowings used to finance the merger that occurred in the third quarter of 1999.

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

 LIQUIDITY AND CAPITAL RESOURCES:
     During the six month period ended May 31, 2000, the Company generated positive net cash flow from operating activities of $7,787,000. This was comprised principally of net income, depreciation and amortization, and a decrease in inventory, (collectively aggregating $9,058,000), net of an increase in accounts receivable of $1,369,000.

     Net cash used in investing activities amounted to $1,766,000 and was used to finance capital expenditures.

     The net cash used in financing activities of $5,792,000
consisted of principal payments on long-term debt of $8,292,000 less proceeds from the Revolving Credit Facility of $2,500,000.

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

     Principal and interest payments under the Senior Credit Facility and the Subordinated Debt represent significant liquidity requirements for the

<Page 17>

Company.  As of May 31, 2000, the Company had cash of approximately
$8.9 million and total indebtedness of $204.4 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements.

     The Company's $35 million Revolving Credit Facility is available to finance its working capital and had no outstanding balance on May 31, 2000. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness,including the notes, or to make necessary capital expenditures.


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


<Page 18>



                          PART II - OTHER INFORMATION
                          ===========================
Item 1.   Legal Proceedings - Reference is made to Item 3 of the
          Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1999 for a description of Linda Parnes v.
          George M. Ball, Thomas Tomsovic, Allan
          Coleman, Robert S. Fremont, Julius Lewis, Fremont Investors I, LLC, Fremont Partners, L.P. and Juno Lighting, Inc.

         On September 8, 1997, Juno Lighting, Inc. was served with a complaint for a patent infringement alleged by Mr. Ole K. Nilssen
         (Case No. 97 C 4624 in the United States District Court for the Northern District of Illinois). In this complaint, Mr. Nilssen alleges that Juno has infringed seven of Mr. Nilssen's patents and sought a permanent injunction against Juno's sale of products utlizing the inventions claimed by such patents and unspecified monetary damages including a request for treble damages. These patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief.
         To allow the parties to focus on negotiating a potential resolution of this dispute, on November 10, 1999, Juno and Mr. Nilssen dismissed their cases without prejudice and further entered into an agreement to toll the statute of limitations up to and including May 15, 2000.


         To avoid further operation of the statute of limitations, on May
         15, 2000, Mr. Nilssen filed, but did not serve upon the Company, a complaint against Juno Ligting, Inc. in the United States District Court for the District of Deleware. In this complaint, Mr. Nilssen alleges the same causes of action and seeks the same relief as in the dismissed action. The Company and Mr. Nilssen continue to focus on negotiating a potential resolution of this dispute.


Item 2.   None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a) The Company held it's annual meeting of stockholders on April 25, 2000.

          (b) The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II, Mark Williamson, Daniel Dalle Molle and Glenn Bordfeld.

          (c) The following table shows the votes that were cast with respect to the election of directors:

              Nominee             Votes In Favor         Votes Withheld
              -------             --------------         --------------

              Robert Jaunich II     5,891,937              12,219
              Mark Williamson       5,891,937              12,219
              Daniel Dalle Molle    5,891,563              12,593
              Glenn Bordfeld        5,891,948              12,208


Item 5.   Other Information - None

Item 6.   (a) Exhibits

              Exhibit No.                    Exhibit Description
              -----------                    -------------------

              10.1   Juno Lighting, Inc. 401(k) Plan, Amended and
                     Restated effective December 1,1999, executed June 30,2000.

              10.1(a) Juno Lighting, Inc. 401(k) Trust Agreement, effective
                      July 1, 2000, executed June 28, 2000.

              10.1(b) Amendment to the 401(k) Trust Agreement with Juno
                      Lighting,Inc. effective July 1, 2000, executed June 29, 2000.

              10.2 First Amendment to Credit Agreement, dated as of June 30, 2000 among Juno Lighting, Inc., Bank of America, N.A., Credit Suisse First Boston and certain other lenders thereto.

          (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.


<Page 19>

                                  SIGNATURES
                                  ==========

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  JUNO LIGHTING, INC.



                                  By:George J. Bilek
                                     ---------------------------------------
                                     George J. Bilek, Vice President Finance
                                     and Treasurer (Principal Financial and
                                     Accounting Officer)




Dated:     July 14, 2000



<Page 20>



                 JUNO LIGHTING, INC. 401(k) PLAN

                      Amended and Restated

                Effective as of December 1, 1999

                        Table of Contents

<Page 21>
ARTICLE 1. ADOPTION                                            1


ARTICLE 2. DEFINITIONS                                         1

     2.1  "Account" or "Accounts"                              1
     2.2  "Accrued Benefit".                                   2
     2.3  "Active Participant"                                 2
     2.4  "Authorized Leave of Absence"                        2
     2.5  "Beneficiary" or "Beneficiaries"                     2
     2.6  "Board of Directors"                                 2
     2.7  "Break in Service"                                   2
     2.8  "Code"                                               3
     2.9  "Committee"                                          3
     2.10 "Company".                                           3
     2.11 "Compensation"                                       3
     2.12 "Compensation Reduction Election"                    4
     2.13 "Continuous Service"                                 4
     2.14 "Disability" or "Disabled".                          5
     2.15 "Effective Date"                                     5
     2.16 "Elective Contribution".                             5
     2.17 "Eligibility Service".                               5
     2.18 "Eligible Employee"                                  5
     2.19 "Employee".                                          6
     2.20 "Employer"                                           6
     2.21 "Employer Matching Contributions".                   6
     2.22 "Employer Profit Sharing Contributions".             6
     2.23 "Entry Date".                                        6
     2.24 "ERISA"                                              6
     2.25 "Family Leave".                                      7
     2.26 "Forfeiture"                                         7
     2.27 "Hardship"                                           7
     2.28 "Highly Compensated Employee"                        8
     2.29 "Highly Compensated Participant".                    9
     2.30 "Hour of Service"                                    9
     2.31 "Investment Fund".                                  10
     2.32 "Non-Highly Compensated Participant"                10
     2.33 "Normal Retirement Date"                            10
     2.34 "Participant".                                      10
     2.35 "Period of Severance"                               10
     2.36 "Plan".                                             11
     2.37 "Plan Administrator"                                11

<Page 22>
     2.38 "Plan Year".                                        11
     2.39 "QDRO"                                              11
     2.40 "QMAC".                                             11
     2.41 "Qualified Military Leave".                         11
     2.42 "QNEC".                                             11
     2.43 "Related Entity"                                    11
     2.44 "Related Plan"                                      11
     2.45 "Required Beginning Date"                           11
     2.46 "Rollover Contribution".                            12
     2.47 "Termination of Employment"                         12
     2.48 "Transition Period".                                12
     2.49 "Trust".                                            12
     2.50 "Trust Agreement"                                   13
     2.51 "Trust Fund"                                        13
     2.52 "Trustee".                                          13
     2.53 "Trust-to-Trust Transfer"                           13
     2.54 "Valuation Date"                                    13
     2.55 "Vesting Service"                                   13
     2.56 "Year of Vesting Service"                           14

ARTICLE 3. PARTICIPATION                                      14

     3.1  Participation.                                      14
     3.2  Participation Upon Change of Job Status.            14
     3.3  Duration of Participation.                          14
     3.4  Participation Upon Reemployment                     14

ARTICLE 4. CONTRIBUTIONS                                      15

     4.1  Elective Contributions.                             15
     4.2  Employer Matching Contributions.                    17
     4.3  Employer Profit Sharing Contributions.              18
     4.4  Special Contributions; QNECs and QMACs.             18
     4.5  Rollover Contributions into the Plan.               20
     4.6  Trust-to-Trust Transfers to the Plan.               20
     4.7  Reemployment Following Qualified Military Leave.    20

ARTICLE 5. RESTRICTIONS AND LIMITATIONS ON CONTRIBUTIONS      22

     5.1  Restrictions on Elective Contributions.             22
     5.2  Restrictions on Employer Matching Contributions     26
     5.3  Multiple Use of Sections 5.1(b) and 5.2             29
     5.4  Order of Application of Limitations of Sections 5.1(a),
            5.1(b), 5.2, 5.3 and 5.6.                         31
     5.5  Allocation of Income, Gain or Loss                  31
     5.6  Limitations on Contributions.                       32

<Page 23>
     5.7  No Non-Deductible Contributions.                    35

ARTICLE 6. BENEFITS                                           35

     6.1  Payment of Benefits in General.                     35
     6.2  Payment of Vested Accrued Benefit on Termination of
          Employment.                                         35
     6.3  Payment of Accrued Benefit on Account of Death.     35
     6.4  Participant Withdrawals.                            37
     6.5  Vesting.                                            39
     6.6  Installment Payments                                40
     6.7  Deadline for Payment of Benefits.                   41
     6.8  Spousal Consent to a Beneficiary Designation.       41
     6.9  Facility of Payment.                                42
     6.10 Lump Sum Payment Without Election.                  42
     6.11 Direct Rollover to Another Plan.                    42
     6.12 Request for Withdrawal or Distribution.             42
     6.13 Deduction of Taxes from Amounts Payable             42
     6.14 Participant Loans                                   43

ARTICLE 7. TRUSTEE AND TRUST FUND                             45

     7.1  Trust Agreement.                                    45
     7.2  Selection of Trustee.                               45
     7.3  Trustee's Duties.                                   45
     7.4  Trust Expenses.                                     45
     7.5  Trust Entity.                                       45
     7.6  ERISA Section 404(c) Plan.                          45
     7.7  Separate Accounts.                                  46
     7.8  Investment Funds.                                   46
     7.9  Investment Elections with Respect to Contributions  46
     7.10 Investment Elections with Respect to Accounts.      47
     7.11 Trust Income                                        47
     7.12 Right of the Employers to Trust Assets.             48

ARTICLE 8. ADMINISTRATION                                     48

     8.1  Board of Directors Duties.                          48
     8.2  Committee Membership.                               49
     8.3  Committee Structure.                                49
     8.4  Committee Actions.                                  49
     8.5  Committee Duties                                    49
     8.6  Correction of Errors.                               51
     8.7  Committee and Plan Administrator Bonding and Expenses.
          51
     8.8  Allocations and Delegations of Responsibility.      51
     8.9  Information To Be Supplied by Employers.            52
     8.10 Records.                                            52

<Page 24>
     8.11 Fiduciary Capacity.                                 52
     8.12 Committee/Plan Administrator Decisions Final.       52
     8.13 Fiduciary as Participant.                           53

ARTICLE 9. CLAIMS PROCEDURE                                   53

     9.1  Initial Claim for Benefits.                         53
     9.2  Review of Claim Denial                              53
     9.3  Limitation on Filing Suit.                          54

ARTICLE 10. AMENDMENT AND TERMINATION OF THE PLAN             54

     10.1 Plan Termination.                                   54
     10.2 Amendments.                                         54
     10.3 Payment Upon Termination.                           55
     10.4 Withdrawal from the Plan by an Employer.            55

ARTICLE 11. TOP HEAVY PROVISIONS                              55

     11.1 Application.                                        55
     11.2 Special Top Heavy Definitions                       55
     11.3 Special Top Heavy Provisions                        62

ARTICLE 12. MISCELLANEOUS PROVISIONS                          65

     12.1 Employer Joinder.                                   65
     12.2 Actions by Employer.                                65
     12.3 Plan Merger.                                        65
     12.4 Non-Alienation of Benefits.                         65
     12.5 Qualified Domestic Relations Order.                 66
     12.6 Unclaimed Amounts                                   68
     12.7 No Contract of Employment.                          69
     12.8 Employees' Trust.                                   69
     12.9 Source of Benefits.                                 69
     12.10 Indemnification.                                   69
     12.11 Company Merger.                                    69
     12.12 Gender and Number.                                 69
     12.13 Headings.                                          69
     12.14 Uniform and Non-Discriminatory
              Application of Provisions.                      70
     12.15 Invalidity of Certain Provisions.                  70
     12.16 Law Governing.                                     70

<Page 25>
APPENDIX A                                                     1


                 JUNO LIGHTING, INC. 401(k) PLAN
                      Amended and Restated
                Effective as of December 1, 1999

                           ARTICLE 1.
                            Adoption

     Juno Lighting, Inc. adopted the Juno Lighting, Inc. 401(k) Plan (the "Plan") effective December 1, 1985, to encourage eligible employees to defer receipt of a portion of their compensation and to provide certain additional benefits. The Plan, which has been amended from time to time, was amended and restated, effective December 1, 1987. The Plan was then amended by the First Amendment to the amended and restated Plan, effective September 1, 1994. The Plan is hereby further amended and restated, effective December 1, 1999, except as set forth herein. The Plan, as amended and restated, is intended to be a qualified profit sharing plan under Sections 401(a) and 401(k) of the Code.
     Except as otherwise specifically provided herein, the Plan as amended and restated herein applies to persons who are Employees of an Employer on and after December 1, 1999. Eligibility, benefits, payment of benefits and the amount of benefits, if any, payable to an Employee who has had a Termination of Employment prior to December 1, 1999 and has not resumed active employment and completed at least one Hour of Service on or after December 1, 1999 shall be determined in accordance with the provisions of the Plan in effect on the date of the Termination of Employment, except as otherwise specifically provided herein.
                           ARTICLE 2.
                           Definitions

     The following capitalized terms shall have the meaning set forth below, unless the context clearly indicates otherwise:
     2.1 "Account" or "Accounts" means a Participant's share in the Trust. Each Participant shall have the following four (4) separate Accounts consisting of the amounts described below, plus income and gains and less expenses and losses attributable thereto, and reduced by any distributions therefrom:

          (a) An "Employer Profit Sharing Contribution Account" to which shall be credited Employer Profit Sharing Contributions made in accordance with Section 4.3 and Minimum Employer Contributions made in accordance with Section 11.3(a) and Forfeitures allocated to a Participant in accordance with Section 4.3(b).

(b) An "Elective Contribution Account" to which shall be credited Elective Contributions made by Participants in accordance with Section 4.1, Employer Matching Contributions made by an Employer on behalf of a Participant in accordance with
Section 4.2, QNECs and QMACs made in accordance with Section 4.4, and a proportionate share of any gains, losses, interest, and expenses attributable thereto. A Participant's Elective Contribution Account shall be fully

<Page 26>
vested and nonforfeitable.
The Participant's Elective Contribution Account shall be separated into an "Elective Contribution Subaccount" and a "QNEC/QMAC Subaccount."

(c)  A "Rollover Contribution Account" to which a Participant's
Rollover Contributions are credited, plus all income and gains credited thereto, and less all losses, expenses, and distributions chargeable thereto.

(d) A "Trust-to-Trust Account" to which shall be credited Trust-to-Trust Transfers made to the Plan on behalf of a Participant in accordance with Section 4.6.

     2.2 "Accrued Benefit" means a Participant's total interest in the Trust composed of such Participant's Accounts. The value of an Accrued Benefit at any time during any Plan Year shall be its value as adjusted on the coinciding or immediately preceding Valuation Date.

     2.3  "Active Participant" means a Participant who:

          (a)  for all purposes except those described in Section 2.3(b),
          (i) has 1,000 Hours of Service during the Plan Year and is an Employee on the last day of the Plan Year, or (ii) has a Termination of Employment during the Plan Year (A) after attaining his Normal Retirement Date, (B) by reason of Disability, or (C) by reason of death; and

(b) for purposes of Article 5, for purposes of electing to have Elective Contributions made on his behalf, and for entitlement to allocations of Employer Matching Contributions made based on payroll periods (but not for Year End Adjustment described in Section 4.2(a)) and Special Employer Contributions, is an Employee on any day of the Plan Year without regard to whether the Employee has 1,000 Hours of Service for the Plan Year or is employed on the last day of the Plan Year.

     2.4 "Authorized Leave of Absence" means an absence with or without compensation, authorized by an Employer on a non-discriminatory basis for disability, jury duty, or other reasons.

     2.5 "Beneficiary" or "Beneficiaries" means any person or persons designated by a Participant in accordance with Section 6.3(f) to receive death benefits under the Plan, unless otherwise provided under the terms of the Plan.

2.6 "Board of Directors" means the board of directors of the Company.
2.7   "Break in Service" means, for purposes of determining
Eligibility Service, a Period of Severance of at least 12 months, and for all other purposes, including

<Page 27>
determining Years of
Vesting Service, a Plan Year within which the Employee has not been credited with more than 500 Hours of Service.

2.8 "Code" means the Internal Revenue Code of 1986, as amended from time to time, and any subsequent Internal Revenue Code; if there is a subsequent Internal Revenue Code, any references herein shall be deemed to refer to any such Sections as amended, modified or renumbered.

     2.9   "Committee" means the committee appointed pursuant  to
     Section 8.1 to administer the Plan.

2.10 "Company" means Juno Lighting, Inc. and any successor entity by merger, consolidation, purchase or otherwise, which adopts the Plan and the Trust by operation of law or otherwise.

     2.11 "Compensation" means the amounts described below:

          (a) Compensation means, with respect to the Employees of each Employer, the total cash compensation actually paid during the Plan Year to a Participant by such Employer, including salaries, wages, fees for professional services, and other amounts received (whether or not such amounts are paid in cash) for personal services actually rendered in the course of employment with the Employer, overtime, commissions, bonuses, compensation for services on the basis of a percentage of profits, tips, fringe benefits and reimbursements or other expense allowances under a nonaccountable plan (as described in Treasury Regulations Section 1.62-2(c), to the extent that the amounts are includable in gross income, increased by any amounts by which the Participant's Compensation is reduced by salary reduction or similar arrangement under any cafeteria Plan (as described in Section 125 of the Code) maintained by such Employer.

(b)  Compensation as defined in paragraph (a) above shall exclude
(1) contributions to a deferred compensation plan to the extent that, before the application of Code Section 415 limitations to such deferred compensation plan, the contributions are not includable in the gross income of the Participant for the taxable year of contribution, (2) contributions to a simplified employee pension described in Code Section 408(k), (3) benefits paid under a deferred compensation plan regardless of whether such benefits are includable in the Participant's gross income; provided that any amounts received pursuant to an unfunded non-qualified plan shall be considered as Compensation in the year the amounts are includable in the gross income of the Participant, (4) amounts realized from the exercise of a non-qualified stock option, or when restricted stock (or property) held by a Participant either becomes freely transferable or is no longer subject to a substantial risk of forfeiture, (5) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option, and (6) other amounts which receive special tax benefits, such as premiums for group-term life insurance (to the extent not includable in the gross

<Page 28>
income of
the Participant) or contributions made by an Employer (whether or not under a salary reduction agreement) toward the purchase of a Code Section 403(b) annuity contract (whether or not the contributions are excludable from the gross income of the Participant).
(c) For purposes of determining Highly Compensated Employees in accordance with Section 2.28, Key Employees under Section 11.2(d), the Actual Deferral Percentage under Section 5.1(c), and the Actual Contribution Percentage under Section 5.2(c), and for purposes of applying the limitations on contributions under
Section 5.6, and for purposes of applying the top-heavy provisions of Article 11, Compensation means the total compensation paid to an individual by an Employer and Related Entities during the Plan Year, increased by any amounts by which the individual's compensation is reduced by salary reduction or similar arrangement under any cafeteria plan (as described in Section 125 of the Code) maintained by an Employer or Related Entity, and excluding any benefits paid under the Plan or under any other qualified plan described in Section 401(a) of the Code, and excluding other deferred compensation, stock options, and any other distributions which receive special tax benefits.
     Except for purposes of determining Highly Compensated Employees under Section 2.28, Key Employees under
     Section 11.2(d) and the contribution limitations under
     Section 5.6, the amount of an Employee's annual Compensation taken into account under the Plan will not exceed the maximum amount of annual Compensation permitted to be taken into account under Code Section 401(a)(17) ($170,000 in 2000, as adjusted for cost-of-living increases in accordance with applicable regulations and rulings under Code
     Section 401(a)(17)) ("Compensation Limit"). For any Plan Year consisting of fewer than twelve consecutive months, the amount of an Employee's Compensation taken into account under the Plan shall not exceed the product of the Compensation Limit, multiplied by a fraction, the numerator of which is the number of months in such Plan Year and the denominator of which is twelve. For the Plan Year commencing December 1, 1997 and thereafter, the limitations on the dollar amount of Compensation that may be taken into account under the Plan shall be determined without regard to the family aggregation rules described in Section 401(a)(17)(A) of the Code as in effect for prior Plan Years.

     2.12 "Compensation Reduction Election" means the Participant's election properly completed and filed with the Committee as provided in Section 4.1. Such election may be in traditional paper form or by electronic or telephonic means, as determined by the Committee from time to time.

2.13 "Continuous Service" means the period of employment of an Employee by an Employer or Related Entity (including periods of Authorized Leave of Absence) measured from the date an Employee first performs an Hour of Service upon employment or reemployment (the "Employment Commencement Date") to the date of the Employee's Termination of Employment; provided that an Employee shall not be

<Page 29>
credited with more than 24 months of Continuous
Service with respect to any single period of Authorized Leave of Absence; and provided, further, that if an Employee who has a Termination of Employment is reemployed by an Employer or a Related Entity and performs an Hour of Service before he incurs a Break in Service, such Termination of Employment shall be disregarded and his employment shall be treated as continuous through the date he resumes employment as an Employee.
Continuous Service shall be measured in monthly increments beginning with the Employment Commencement Date, and accumulating thereafter in monthly intervals on the correspondingly numbered day of the following calendar month; provided that for any Employment Commencement Date or subsequent correspondingly numbered date which should occur on a day of the month which does not have an identical, corresponding date in the month following such month (the "Next Month"), the monthly increment shall cumulate and be measured on the last calendar day of the Next Month. For fractional months, Continuous Service of fifteen (15) days or more shall be considered as a full month; Continuous Service of less than fifteen (15) days shall be disregarded. Effective June 1, 1989, Continuous Service shall include service with Indy Lighting Co. ("Indy") as reflected on Indy's records immediately prior to Indy's acquisition by the Company.

2.14 "Disability" or "Disabled" means the Participant is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or be of long-continued and indefinite duration. The Disability of a Participant shall be determined by the Committee based on competent evidence deemed appropriate by the Committee.

2.15 "Effective Date" of this Plan, as amended and restated herein, is December 1, 1999 except as otherwise specifically provided in Appendix A. The Plan was originally effective as of December 1, 1985.

2.16 "Elective Contribution" means the contributions made by an Employer to the Trust on behalf of an Active Participant attributable to reductions in the Participant's Compensation pursuant to a Compensation Reduction Election made in accordance with Section 4.1.

2.17 "Eligibility Service" means the sum of an Employee's periods of Continuous Service, excluding, if the Employee had a Break in Service before completing the period of Eligibility Service required to become a Participant under Article 3, all periods of Continuous Service before the Break in Service.

     2.18 "Eligible Employee" means any Employee who is employed by an Employer, including an Employee on an Authorized Leave of Absence, but excluding:

          (a) Union Employees. Any Employee whose employment is governed by the terms of a collective bargaining agreement between Employee representatives (within the meaning of Code Section 7701(a)(46)) and the Employer under which retirement benefits were the subject of good faith bargaining between the parties, unless the agreement requires inclusion of the Employee in the Plan.

<Page 30>
(b) Certain Security Guards. Any individual who is a security guard other than the manager of the security department.
(c) Certain Production Workers. Any individual who is a production worker hired on or after September 15, 1987.
(d) Leased Employees. Any person who performs services for an Employer by and through a contract or agreement, whether written or verbal, with a third party and who is paid by such third party, including any person who is a leased employee within the meaning of Section 414(n) of the Code, a co-employee or joint employee, or an outsourced employee, even if such person is subsequently determined by any governmental agency or court to be, or have been, a common law employee of the Employer.
(e) Independent Contractors. Any individual who performs services for an Employer pursuant to a contract or agreement, whether written or verbal, which provides that the person is an independent contractor or consultant, even if such person is subsequently determined to be a common-law employee of an Employer.
(f) Nonresident Aliens. Employees who are nonresident aliens (within the meaning of Code Section 7701(b)(1)(B)) and who receive no earned income (within the meaning of Code Section 911(d)(2)) from an Employer which constitutes income from sources within the United States (within the meaning of Code Section 861(a)(3)).

     2.19 "Employee" means any common law employee of an Employer or a Related Entity and any leased employee (within the meaning of Code Section 414(n)) of an Employer or any Related Entity.

     2.20 "Employer" means the Company and any Related Entity which, pursuant to Section 12.1, has adopted the Plan.

     2.21 "Employer Matching Contributions" means the contributions made from time to time by an Employer to the Trust in accordance with Section 4.2.

2.22 "Employer Profit Sharing Contributions" means the contributions made from time to time by an Employer to the Trust in accordance with Section 4.3.

     2.23 "Entry Date" means through May 31, 2000, each May 31 and November 30. Beginning June 1, 2000, Entry Date shall mean each December 1, March 1, June 1, and September 1, and such additional dates as the Committee may from time to time provide.

2.24 "ERISA" means the Employee Retirement Income Security Act of
1974, as amended from time to time, and references to sections thereof shall be deemed to include any such sections as amended, modified or renumbered.


<Page 31>
2.25 "Family Leave" means a period of time during which an Employee is absent from work: (a) by reason of the pregnancy of the Employee, (b) by reason of the birth of a child of the Employee, (c) by reason of the placement of a child with the Employee in connection with the adoption of such child by such Employee, (d) for purposes of caring for such child for a period beginning immediately following such birth or placement, or (e) any other leave required by the Family and Medical Leave Act. An absence from work shall not be a Family Leave unless the Employee furnishes the Committee such timely information as may reasonably be required to establish that the absence from work was for one of the reasons specified in this Section 2.25 and the period for which there was such an absence. Nothing contained herein shall be construed to establish an Employer policy of treating a Family Leave as an Authorized Leave of Absence.

2.26 "Forfeiture" means the portion of a Participant's Accrued
Benefit which is forfeited pursuant to Sections 5.1(a), 5.1(b), 5.2, 5.6(c), 6.5(d) and 12.6. Forfeitures are allocated pursuant to Section 6.5(f).

2.27 "Hardship" means an immediate and heavy financial need of the Participant on account of:
          (a)  Medical Expenses.  Expenses for medical care described in
          Section 213(d) of the Code previously incurred by the Participant, the Participant's spouse or any dependents of the Participant (as defined in Section 152 of the Code) or amounts necessary for these persons to obtain medical care described in
          Section 213(d) of the Code;

(b) Home Purchase. Effective on the later of July 1, 2000 or the first day commencing after the end of the Transition Period, costs directly related to the purchase of a principal residence for the Participant (excluding mortgage payments);
(c) Educational Expenses. Effective on the later of July 1, 2000 or the first day commencing after the end of the Transition Period, payment of tuition and related educational fees for the next twelve (12) months of post-secondary education for the Participant, his spouse, children or dependents (as defined in Section 152 of the Code);
(d) Prevention of Eviction or Foreclosure. Payments necessary to prevent the eviction of the Participant from his principal residence or foreclosure on the mortgage of the Participant's principal residence; or
(e) Other Deemed Hardship Events Designated by the Internal Revenue Service. Such other events, if any, that are designated by the Internal Revenue Service as constituting deemed immediate and heavy financial needs in regulations, revenue rulings, notices, or other documents of general applicability.

<Page 32>
     2.28 "Highly Compensated Employee" means, effective for the Plan Year beginning December 1, 1996, and for all Plan Years beginning thereafter, an individual who is an Employee described in subsection (a) or (b) below. (In general, the definition in this Section 2.28 is effective for years beginning after December 31, 1996, except that in determining whether an Employee is a Highly Compensated Employee for years beginning in 1997, this Section
     2.28 shall be treated as having been in effect for years beginning in 1996):

          (a) An Employee who at any time during the current Plan Year or the preceding Plan Year is a more than five percent (5%) owner (or is considered as owning more than five percent (5%) within the meaning of Section 318 of the Code) of the Employer or a Related Entity ("5% Owner");

(b) An Employee who (i) received Compensation during the preceding Plan Year in excess of $80,000 (for the Plan Year beginning in 1999, as adjusted in accordance with regulations and rulings under Section 414(q) of the Code), and (ii) if elected by the Committee for a Plan Year, is in the group consisting of the top twenty percent (20%) of the total number of persons employed by the Employer and Related Entities when ranked on the basis of Compensation paid during the preceding Plan Year, provided that, for purposes of determining the total number of persons employed by the Employer and Related Entities, the following Employees shall be excluded:
               (1) Employees who have not completed an aggregate of
                six (6) months of service during the preceding Plan Year,

               (2)Employees who work less than seventeen and one-half
                 (17 1/2) hours per week for 50% or more of the total weeks worked by such employees during the preceding Plan Year,
               (3)Employees who normally work during not more than six
                  (6) months during any year,
               (4) Employees who have not attained age twenty-one (21) by the end of the preceding Plan Year,
               (5) Employees who are nonresident aliens and who receive no earned income (within the meaning of Section 911(d)(2) of the Code) from the Employer or a Related Entity which constitutes income during the preceding Plan Year from sources within the United States (within the meaning of Section 861(a)(3) of the Code), and
              (6) Except to the extent provided in regulations prescribed by the Secretary of the Treasury, Employees who are members of a collective bargaining unit represented by a collective bargaining agent with which an Employer or a Related Entity has or has had a bargaining agreement.


<Page 33>
     2.29 "Highly Compensated Participant" means, for a Plan Year, a Highly Compensated Employee who is an Active Participant for the Plan Year.

2.30 "Hour of Service" means each hour for which an Employee is paid, or entitled to payment, or receives earned income from an Employer or a Related Entity while an Employee:
(a)  for the performance of duties;

(b) on account of a period of time during which no duties were performed; provided that no Hours of Service shall be credited for payments made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, unemployment compensation or disability insurance laws, or for reimbursement of medical expenses; and
(c) for which back pay, irrespective of mitigation of damages, is awarded or agreed to by the Employer or Related Entity; provided that no more than 501 Hours of Service shall be credited for any single continuous period of time during which the Employee did not or would not have performed duties, and provided that Hours of Service credited under
     (a) and (b) shall not be credited under (c).

          Hours of Service credited to a Participant for the performance of duties will be credited to the computation period in which the duties are performed. The determination of Hours of Service for reasons other than the performance of duties shall be determined in accordance with the provisions of Labor Department Regulations Section 2530.200b-
     2(b), and Hours of Service shall be credited to computation periods to which the award or agreement pertains. Except in the case of an Authorized Leave of Absence, not more than 501 Hours of Service shall be credited for any continuous period during which an employee performs no duty or, in the case of service required to be credited for payments of back pay awarded or agreed to, for a period during which an employee did not or would not have performed duties.
          To the extent not credited above, for periods of Authorized Leave of Absence or Qualified Military Leave, an
     Employee shall be credited with a number of Hours of Service for each week of such Authorized Leave of Absence or Qualified Military Leave equal to the Employee's weekly average number of Hours of Service for the six-week period immediately preceding such Authorized Leave of Absence or Qualified Military Leave.
          To the extent not credited above, solely for purposes of avoiding a Break in Service, for periods of absence from work on account of Family Leave, an Employee shall be credited with:
          (1) the Hours of Service which normally would have been credited to such individual but for the Family Leave; or

<Page 34>
          (2) eight (8) Hours of Service per day of such absence if
              the Plan is unable to determine the Hours of Service which would have been credited to such individual but for the Family Leave. An Employee's Hours of Service for absence on account of Family Leave shall not exceed the lesser of (i) 501 Hours of Service or (ii) the number of Hours of Service needed to prevent a Break in Service in the period specified in the following sentence. Such Hours of Service, if any, shall be credited to the Plan Year, as applicable, in which absence because of Family Leave commenced except that if such Hours of Service are not needed to prevent a Break in Service in the Plan Year in which the absence because of Family Leave commenced and if such Family Leave continues into a subsequent Plan Year, the Hours of Service shall be credited to the subsequent Plan Year.
             For each Employee who is paid on other than an hourly
             basis, Hours of Service shall be credited according to the following schedule, based on the payroll period of the
             Employee for each payroll period in which he earned at least one Hour of Service:
               Payroll Period           Hours of Service

               Daily                        10
               Weekly                       45
               Bi-Weekly                    90
               Semi-Monthly                 95
               Monthly                     190

     2.31 "Investment Fund" means each investment fund designated by the Committee pursuant to Section 7.8.

2.32 "Non-Highly Compensated Participant" means, for a Plan Year, any Active Participant who is not a Highly Compensated Employee for such Plan Year.

2.33 "Normal Retirement Date" means the day on which a Participant attains age 65.

2.34 "Participant" means a current or former Eligible Employee participating in the Plan as provided in Article 3.

2.35 "Period of Severance" means the period of time from the earliest of (a) an Employee's Termination of Employment, (b) the second anniversary of the commencement of an Authorized Leave of Absence, or (c) the first anniversary of an Employee's first absence from work for any reason other than a Termination of Employment or Authorized Leave of Absence, until the date the Employee is credited with an Hour of Service upon reemployment by an Employer or a Related Entity; provided that in the case of an absence from service beyond the first anniversary of the first day of an absence due to a Family Leave, Period of Severance shall commence on the second anniversary of the first day of such absence and last until the date on which the Employee is credited with an Hour of Service on reemployment by an Employer or a Related Entity.


<Page 35>
2.36 "Plan" means the Juno Lighting, Inc. 401(k) Plan, as herein set forth, and as hereafter from time to time amended.

2.37 "Plan Administrator" means the person serving in accordance with Section 8.5(a) as the plan administrator within the meaning of Section 414(g) of the Code and as the administrator within the meaning of Section 3(16)(A) of ERISA.

2.38 "Plan Year" means each 12-month period beginning December 1 and ending November 30.

2.39 "QDRO" means a Qualified Domestic Relations Order as defined in Section 12.5.

2.40 "QMAC" means the qualified matching contribution made from time to time by an Employer to the Trust in accordance with
Section 4.4.

2.41 "Qualified Military Leave" means an absence due to service in the uniformed services (as defined in chapter 43 of title 38 of the Code) by any Employee provided the Employee returns to employment with the Employer with re-employment rights provided by law.

2.42 "QNEC" means the qualified non-elective contribution made from time to time by an Employer to the Trust in accordance with
Section 4.4.

2.43 "Related Entity" means a corporation, trade, or business if it and an Employer are members of a controlled group of corporations as defined in Section 414(b) of the Code or under common control as defined in Section 414(c) of the Code or members of an affiliated service group as defined in Section 414(m) of the Code or members of a group the members of which are required to be aggregated pursuant to regulations under
Section 414(o) of the Code; provided, however, for purposes of determining Related Plans in the application of Section 5.6, the standard of control under Sections 414(b) and 414(c) of the Code (and thus also Related Plans) shall be deemed to be "more than 50%" rather than "at least 80%."

2.44 "Related Plan" means any other defined contribution plan and any defined benefit plan (as defined in Section 415(k) of the Code) maintained by an Employer or a Related Entity, respectively called a "Related Defined Contribution Plan" and a "Related Defined Benefit Plan."

2.45 "Required Beginning Date" means, effective for the Plan Year beginning December 1, 1997 and for all Plan Years beginning thereafter, April 1 of the calendar year following the later of:
          (a)  the calendar year in which the Participant attains age 70 1/2
          , or

(b) if the Participant is not a five percent (5%) owner of the Employer or a Related Entity (as determined under Code Section
416(i)) at any time during the

<Page 36>
Plan Year ending with or within
the calendar year in which he attains age 70 1/2, the calendar year in which he has a Termination of Employment.

     2.46 "Rollover Contribution" means a rollover contribution from a qualified trust as described in Code Section 402(c)(4), from an employee annuity as described in Code Section 403(a)(4), or from an individual retirement account or individual retirement annuity as described in Code Section 408(d)(3) made in accordance with
     Section 4.5 of the Plan, including an elective transfer that meets the requirements of Treasury Regulations Section 1.411(d)- 4(b).

2.47 "Termination of Employment" means the occurrence of any one of the following:
          (a)  a resignation by an Employee for any reason;

(b)  a dismissal of an Employee for any reason;
(c) any complete severance of an Employee's employment relationship with all Employers and Related Entities;
(d) an Employee fails to report for work within 15 calendar days of notice of recall to work from layoff; or
(e) an Employee fails to report for work at the conclusion of an Authorized Leave of Absence, or at any other time without reasonable cause as determined by the Employer.
          Transfers of employment by an Employee from the Company to another Employer or a Related Entity, or from one Related Entity to another Related Entity or to an Employer, shall not constitute a Termination of Employment of such Employee for purposes of the Plan. An Employee shall be deemed to have a Termination of Employment in the event of the disposition of substantially all of the assets of a trade or business by an Employer or Related Entity (including an Employer) if the Employee continues in employment with the purchaser of such stock or assets, provided that the purchaser does not maintain the Plan within the meaning of Treasury Regulations Section 1.401(k)-1(d)(4). A Termination of Employment on account of Disability shall be deemed to occur when the Committee makes its determination of Disability.

     2.48 "Transition Period" means the period beginning on or about June 1, 2000 and ending July 1, 2000 or as soon thereafter as administratively possible in order to accommodate a change in recordkeeper and a change in trustee, during which Participants cannot change elections, transfer funds among different investment vehicles, receive hardship withdrawals, or engage in such other transactions as shall be determined by the Committee.

2.49 "Trust" means a trust agreement by and between the Company and the Trustee and any amendments thereto or successor or supplemental agreements, by which

<Page 37>
contributions shall be
received, held, invested and distributed to or for the benefit of Participants and Beneficiaries.

2.50 "Trust Agreement" means the agreement between the Company and the Trustee establishing the Juno Lighting, Inc. 401(k) Trust and any amendments thereto or successor or supplemental agreements, by which contributions shall be received, held, invested and distributed to or for the benefit of Participants and Beneficiaries.

2.51 "Trust Fund" means any property, real or personal, received by the Trustee, plus all income and gains and less losses, expenses and distributions chargeable thereto.

2.52 "Trustee" means the corporation, bank, trust company, individual or individuals who accept appointment as trustee to execute the duties of the Trustee set forth in the Trust
Agreement.

2.53 "Trust-to-Trust Transfer" means the transfer of an amount to the Trust for the benefit of a Participant pursuant to Section
4.6. A direct rollover described in Section 401(a)(31) of the Code shall not be considered a Trust-to-Trust Transfer.

2.54 "Valuation Date" means, effective on the later of July 1, 2000 or the first day commencing after the end of the Transition Period, every business day and such additional more frequent dates as the Committee may from time to time provide. Until the later of July 1, 2000 or the first day commencing after the end of the Transition Period, "Valuation Date" shall mean the last business day of February, May, August, and November, and such additional more frequent dates as the Committee may from time to time provide.

2.55 "Vesting Service" means an Employee's Years of Vesting
Service excluding:
          (a)  any Years of Vesting Service before 1976;

(b) if the Employee does not have any non-forfeitable interest in any Employer Contributions allocated to his Accounts, Years of Vesting Service before any period of consecutive Breaks in Service if the number of consecutive Breaks in Service equals or exceeds the greater of (i) five (5) consecutive Breaks in Service or (ii) the aggregate number of periods of Vesting Service before the consecutive Breaks in Service;
(c) Years of Vesting Service earned before a Break in Service until the Employee has completed twelve (12) months of Eligibility Service following the Break in Service; and
(d) for purposes of determining a Participant's vested interest in the portion of the Participant's Employer Profit Sharing Contribution Account which accrued before a period of five (5) consecutive Breaks in Service and a Termination of

<Page 38>
Employment,
Years of Vesting Service after the period of five (5) consecutive
Breaks in Service.

     2.56 "Year of Vesting Service" means a Plan Year within which an Employee is credited with at least 1,000 Hours of Service. If a Participant has a Break in Service, any Years of Vesting Service earned before the Break in Service will not be counted until he has completed twelve (12) months of Eligibility Service following the Break in Service.

                           ARTICLE 3.
                          Participation

     3.1  Participation.

          (a) Participation on Effective Date. Each Eligible Employee who was a participant in the Plan on the Effective Date shall remain a Participant in the Plan in accordance with the terms hereof.

          (b) Participation After the Effective Date. Each Eligible Employee who was not a Participant on the Effective Date shall become a Participant on the Entry Date coinciding with or next following the later of the date he attains age 21 or completes three (3) months of Eligibility Service.

(c) Participant Due to Rollover Contribution. An Eligible Employee who makes a Rollover Contribution to the Plan pursuant to Section 4.5 prior to satisfaction of the requirements in
Section 3.1(a) or 3.1(b) shall be a Participant solely with respect to his Rollover Contribution Account and shall not be considered an Active Participant until he satisfies the requirements of Section 3.1(a) or 3.1(b).

     3.2 Participation Upon Change of Job Status. An Employee who has completed at least three (3) months of Eligibility Service, but who is not a Participant because he is not an Eligible Employee, shall become a Participant immediately upon becoming an Eligible Employee, but not earlier than the date he would have become a Participant had he been an Eligible Employee at all times.

3.3 Duration of Participation. A Participant shall continue to be a Participant until the later of the date he incurs a Termination of Employment or the date his Accounts have been paid from the Trust.

3.4 Participation Upon Reemployment. Upon resuming employment as an Eligible Employee after a Termination of Employment without incurring a Break in Service, an Eligible Employee shall become a Participant (or again become a Participant) on the later of the date he first completes an Hour of Service following

<Page 39>
reemploymentor the Entry Date on which he would have become a Participant had he not had the Termination of Employment. Upon resuming employment following a Break in Service, an Eligible Employee who was a Participant immediately prior to the commencement of his Period of Severance shall, after completing three (3) months of Eligibility Service following such Break in Service, become a Participant retroactively to the date such Eligible Employee resumes employment; provided that such Eligible Employee shall be treated as an inactive Participant until the date of his completion of three (3) months of Eligibility Service following the Break in Service (the "Active Participation Date"), and no
Compensation earned after resuming employment but prior to the Participant's Active Participation Date shall be taken into account under the Plan.
                           ARTICLE 4.
                          Contributions
     4.1  Elective Contributions.

          (a) Each Employer shall make Elective Contributions in accordance with the Compensation Reduction Elections of Active Participants, in accordance with such rules as the Committee, in its discretion, shall from time to time specify. Each Active Participant may elect Elective Contributions from his Compensation in the amount (if any) specified in a Compensation Reduction Election filed with the Committee.

              (1)             Highly Compensated.  A Highly Compensated
               Participant shall specify an Elective Contribution in an amount not less than three percent (3%) and up to a maximum of eleven percent (11%) of his Compensation (in increments of 1% or in such increments as the Committee shall permit from time to time).

(2) Non-Highly Compensated. A Non-Highly Compensated Participant shall specify an Elective Contribution in an amount not less than three percent (3%) and up to a maximum of fifteen percent (15%) of his Compensation (in increments of 1% or in such increments as the Committee shall permit from time to time).
          The Committee may specify higher or lower maximum percentages for any group of Active Participants. An Active Participant's Compensation Reduction Election shall continue in effect, notwithstanding any change in Compensation, until such Active Participant shall change or revoke such Compensation Reduction Election, cease to be an Active Participant, or receive a hardship distribution under Section 6.4(b); provided that if a Non-Highly Compensated Participant becomes a Highly Compensated Participant, his Compensation Reduction Election shall automatically be reduced, if necessary, to 11%.

          (b) Application of Limits. Elective Contributions shall be based on Compensation paid with respect to a payroll period without regard to whether the Participant has reached the Code
          Section 401(a)(17) limit; provided that the Committee may from time to time and in a uniform and nondiscriminatory manner set alternative limits based on one or more of the following:


<Page 40>
               (1)             Compensation with respect to a payroll period
                with regard to whether the Participant has reached the Code
                Section 401(a)(17) limit;

(2) Compensation earned by a Participant year-to-date without regard to whether the Participant has reached the Code
Section 401(a)(17) limit;
(3) Compensation earned by a Participant year-to-date with regard to whether the Participant has reached the Code Section 401(a)(17) limit;
(4)       a flat dollar amount;

(5) a prorated portion of the limitation in effect under Code Section 402(g) for a Plan Year;

(6)       a higher percentage than specified in Section 4.1; or

(7) varying percentages for different categories of Compensation; provided that in no event shall a Participant's aggregate Elective Contributions for a Plan Year exceed the percentage of Compensation stated in Section 4.1, taking into account the limitations of Code Sections
          402(g) and 401(a)(17) for such Plan Year.

          (c) Initial and Changed Compensation Reduction Elections. An Active Participant may make or change a Compensation Reduction Election by filing with the Committee notice of such election or change on such form at such time and in such manner as the Committee may prescribe from time to time, provided that a Compensation Reduction Election or a change thereof shall apply solely to Compensation not paid or payable as of the date of such election or change. An election or change in an Active Participant's Compensation Reduction Election shall be made at such times and upon such prior notice as the Committee shall permit and shall be effective at such times as designated by the Committee.

(d) Revocations of Compensation Reduction Elections. An Active Participant may revoke a Compensation Reduction Election with respect to Compensation not paid or payable as of the date of such revocation. Revocation of a Compensation Reduction Election may be made at such times and upon such prior notice as the Committee shall permit and shall be effective at such times as designated by the Committee.

(e) Contribution and Limitations on Contribution of Elected Amounts. Each Employer shall reduce each Participant's Compensation and contribute to the Trust, as an Elective Contribution on behalf of each Active Participant employed by the Employer, the amount by which such Participant's Compensation, as applicable, has been reduced pursuant to such Participant's Compensation Reduction Election. The Committee may, in its discretion, impose such rules,


<Page 41>
regulations and limitations on the
amount of Elective Contributions that may be elected, including limitations on the amount of Elective Contributions that may be elected by Participants whose Compensation for the prior Plan Year exceeded the amount specified in Section 2.28(b)(i) (the Highly Compensated Employee dollar limit) or any subgroup thereof to ensure that the limitations of Sections 5.1(b), 5.2, and 5.3 are not exceeded.

(f) Deadline for Elective Contributions. Each Employer shall contribute the Elective Contributions for each payroll period during a Plan Year to the Trust as soon as reasonably possible after the Participant's Compensation has been reduced, but not later than the latest date as may be permitted under the Department of Labor Regulations and Treasury Regulations and rulings of the Internal Revenue Service and the Department of Labor.

(g) Allocation of Elective Contributions. As of each Valuation Date, Elective Contributions contributed to the Trust since the immediately preceding Valuation Date shall be allocated to the Elective Contribution Account of each Active Participant on whose behalf such Elective Contributions were made.

     4.2  Employer Matching Contributions.

          (a)  Employer Matching Contributions.  Subject to Sections 10.1,
          10.2 and 10.4, for each Plan Year, each Employer shall contribute on behalf of each Active Participant employed by the Employer an amount equal to fifty percent (50%) of the Active Participant's Elective Contributions not in excess of three percent (3%) of the Active Participant's Compensation for such Plan Year, or such larger or smaller percentage as the Company may determine.
          Unless otherwise determined by the Committee, Employer Matching Contributions shall be based on the Elective Contributions of each Active Participant for each payroll period; provided that no later than the deadline described in Section 4.2(b), each Employer shall contribute additional Employer Matching Contributions ("Year End Adjustment") on behalf of each Active Participant to the extent necessary so that the aggregate Employer Matching Contributions allocated to such Active Participant for the Plan Year equal fifty percent (50%) of such Active Participant's aggregate Elective Contributions for the Plan Year not in excess of three percent (3%) of such Active Participant's Compensation for the Plan Year.

(b) Deadline for Employer Matching Contributions. Employer Matching Contributions for a Plan Year shall be delivered to the Trust not later than the last day of the following Plan Year; provided, however, that if the Employer intends to deduct such Employer Matching Contributions, such Employer Matching Contributions shall be delivered to the Trust not later than the due date for the filing of the federal income tax return (including any extensions) of the Employer for the tax year during which the last day of such Plan Year occurs.


<Page 42>
(c) Allocation of Employer Matching Contributions. As of each Valuation Date, Employer Matching Contributions contributed to the Trust since the immediately preceding Valuation Date shall be allocated to the Employer Matching Contribution Account of each Active Participant on whose behalf they were made.

     4.3  Employer Profit Sharing Contributions.

          (a)  Employer Profit Sharing Contributions.

               (1) Company Contributions.  The Company shall
                contribute to the Trust for each Plan Year for Active Participants such amount, if any, as shall be determined by the Board of Directors ("Company Contributions"); provided that the Company shall not contribute an amount for any Plan Year greater than the maximum amount deductible from income by the Company under the provisions of the Code.

(2) Other Employer Contributions. Each Employer other than the Company shall contribute an amount for each Plan Year equal to the product of the total Compensation for such Plan Year of Active Participants multiplied by a fraction, the numerator of which is the Company Contribution for such Plan Year and the denominator of which is the total Compensation of all Active
Participants.
          (b) Allocation of Employer Profit Sharing Contributions. As of the last day of each Plan Year, the Employer Profit Sharing Contributions and Forfeitures for the Plan Year shall be allocated to the Employer Profit Sharing Account of each Active Participant in an amount equal to the product of (i) multiplied by (ii) where:

               (1)             is the Employer Profit Sharing Contributions and
                Forfeitures for the Plan Year, and

(2)       is a fraction, the numerator of which is the Active
Participant's Compensation for the Plan Year and the denominator of which is the total Compensation of all Active Participants for such Plan Year.
          (c)  Deadline for Employer Profit Sharing Contributions.
          Employer Profit Sharing Contributions for each Plan Year shall be delivered to the Trust not later than the last day of the following Plan Year; provided, however, that if the Employer intends to deduct such Employer Profit Sharing Contributions, such Employer Profit Sharing Contributions shall be delivered to the Trust not later than the due date for the filing of the federal income tax return (including any extensions) of the Employer for the tax year during which the last day of such Plan Year occurs.

<Page 43>
     4.4  Special Contributions; QNECs and QMACs.

          (a) QNECs and QMACs. For each Plan Year, the Company may elect to have the Company and the other Employers make a special contribution to the Trust in such amount (if any) as the Company may determine as QNECs and/or QMACs. In any Plan Year in which the Company elects to have such a QNEC or QMAC made, each Employer shall contribute a fractional portion of the QNEC or QMAC in such amount as the Company shall determine to be appropriate in the circumstances.

(b) Deadline for QNECs or QMACs. QNECs or QMACs for a Plan Year shall be delivered to the Trust on or before the last day of the following Plan Year; provided, however, that if the Employer intends to deduct such QNEC or QMAC for such Plan Year, the QNEC or QMAC shall be delivered to the Trust on or before the due date for the filing of the federal income tax return (including extensions) of the Employer for the tax year during which the last day of such Plan Year occurs.
(c) Allocation of QNECs or QMACs. As of the last day of each Plan Year, QNECs or QMACs made to the Plan for the Plan Year shall be allocated to the QNEC/QMAC Subaccount of the Elective Contribution Account of each Non-Highly Compensated Participant with an Accrued Benefit consisting of other than Rollover Contributions and Trust-to-Trust Transfers, as determined by the Company in its discretion, in whichever one or more of the following methods as the Company shall determine:
          (1)             Compensation-Based QNEC.

             (A) A Compensation-based QNEC may be allocated to the QNEC/QMAC Subaccount of each Non-Highly Compensated Participant who has Compensation not in excess of an amount specified by the Company in the ratio that such Participant's Compensation for the Plan Year bears to the total Compensation of all such Participants for the Plan Year.

           (B) A Compensation-based QNEC may be allocated to the QNEC/QMAC Subaccount of each Non-Highly Compensated Participant in the ratio that such Participant's Compensation for the Plan Year up to an amount specified by the Company bears to the total Compensation of all such Participants for the Plan Year up to an amount specified by the Company.

               (2)             Per Capita-Based QNEC.  A per capita-based QNEC
                may be allocated to the QNEC/QMAC Subaccount of each Non-Highly Compensated Participant in an amount equal to the total per capita-based QNEC divided by the total number of such Participants for the Plan Year.
<Page 44>

(3) Match-Based QMAC. A match-based QMAC may be allocated to the QNEC/QMAC Subaccount of each Non-Highly Compensated
Participant in the ratio that the amount of Employer Matching Contributions made to the Plan for such Plan Year on behalf of such Participant bears to the total amount of Employer Matching Contributions made to the Plan for such Plan Year on behalf of all such Participants.
(4) Elective Contribution-Based QMAC. An Elective Contribution-based QMAC may be allocated to the QNEC/QMAC
Subaccount of each Non-Highly Compensated Participant in the ratio that the amount of Elective Contributions made to the Plan for such Plan Year on behalf of such Participant bears to the total amount of Elective Contributions made to the Plan for such Plan Year on behalf of all such Participants.
     4.5 Rollover Contributions into the Plan. The Committee may, at the request of an Eligible Employee, direct the Trustee to accept on behalf of the Eligible Employee a Rollover Contribution to be held in the Rollover Contribution Account for the Eligible Employee. Prior to the acceptance of a Rollover Contribution, the Committee may require the submission of evidence so that it may be reasonably satisfied that such Rollover Contribution qualifies as a Rollover Contribution. The Committee may impose such conditions as it may determine on the acceptance of Rollover Contributions, including but not limited to limitations or restrictions on non-cash Rollover Contributions and a reasonable determination that the Eligible Employee is likely to become a Participant. If the Committee shall determine subsequent to any Rollover Contribution that such contribution did not in fact constitute a qualified Rollover Contribution, the amount of the Rollover Contribution, increased by income and gains and reduced (but not below zero) by losses and expenses, shall be returned to the Eligible Employee. All Rollover Contributions are fully vested and nonforfeitable.

4.6 Trust-to-Trust Transfers to the Plan. In the sole discretion of the Committee, the Plan may accept the direct transfer of assets and liabilities from another qualified retirement plan, as set forth in an associated schedule created by the Committee, which schedule shall become part of the Plan. All optional forms of benefit available under the transferor plan with respect to Trust-to-Trust Transfers to the Plan that are required to be preserved shall be preserved. In addition, all Transfer Accounts which are attributable to elective contributions or to qualified non-elective contributions or qualified matching contributions (within the meaning of Treasury Regulations Section 1.401(k)-1(g)(13)) shall be subject to the distribution restrictions described in Treasury Regulations
Section 1.401(k)-1(d).

4.7 Reemployment Following Qualified Military Leave. The provisions of this Section 4.7 shall be effective as of December
12, 1994 and shall apply to each person reemployed by an Employer after a Qualified Military Leave; provided that any Employee seeking benefits under this Section 4.7 shall notify the Committee of his

<Page 45>

eligibility and provide such information and proof, including but not limited to his certificate of service, as shall reasonably be required to confirm the Employee's eligibility.
          (a) Contributions. The Accounts of each such reemployed veteran ("Reemployed Veteran") shall be credited with contributions (but not earnings except as he becomes entitled to them under the Plan after the date of reemployment) as follows:

             (1)             Elective Contributions.  The Elective
              Contribution Account of each Reemployed Veteran shall be credited with Elective Contributions as provided in this Section 4.7(a).
              At any time during the period beginning on the date of reemployment and having the same length as the lesser of
              (A) three times the period of the Reemployed Veteran's Qualified
               Military Leave or (B) five years, the Reemployed Veteran may make Elective Contributions from his Compensation (in addition to the Elective Contributions he may make pursuant to Section 4.1) with respect to his period of Qualified Military Leave; provided that the amount of such contributions shall not exceed the amount the person would have been permitted to elect to contribute had the person remained continuously employed and been an Eligible Employee throughout the period of Qualified Military Leave.

(2) Matching Allocations. If a Reemployed Veteran makes additional Elective Contributions under Section 4.7(a)(1)
("Additional Elective Contributions"), Employer Matching
Contributions in accordance with Section 4.7(a)(2) shall be credited to the Reemployed Veteran's Elective Contribution
Account had such Additional Elective Contributions been made during the period of Qualified Military Leave and had the Reemployed Veteran been an Eligible Employee with Compensation during the period of Qualified Military Leave. Such allocations shall be made from special contributions made for this purpose by the Employer.
(3)       Employer Profit Sharing Contributions.  Each Reemployed
Veteran's Employer Profit Sharing Contribution Account shall be credited with the amount he would have received under Section 4.3 if he had been an Eligible Employee of an Employer with Compensation during the period of Qualified Military Leave. Such allocations shall be made from special contributions made for this purpose by the Employer.
          (b) Participant Loans. A Participant's loan repayments may be suspended during a Qualified Military Leave pursuant to Section 6.14(c)(2).

(c) Service and Position with the Employer. In determining the contributions to which each such Reemployed Veteran is entitled under Section 4.7(a), he shall be credited with service hereunder during his period of Qualified Military Leave. In

<Page 46>

addition, each
Reemployed Veteran shall be deemed to have been employed in the same position he would have been in had he not had the period of Qualified Military Leave.

(d) Break in Service. After reemployment, such a person shall not be treated as having incurred a Break in Service by reason of such person's period(s) of Qualified Military Leave.

(e) Compensation. For purposes of determining the amount of a Reemployed Veteran's contributions under Section 4.7(a), the Reemployed Veteran shall be treated as receiving Compensation during the period of Qualified Military Leave equal to (1) the Compensation he would have received during such period if he were not on Qualified Military Leave, determined based on the rate of pay the Reemployed Veteran would have received from the Employer but for the absence during the period of Qualified Military Leave, or (2) if the Compensation the Reemployed Veteran would have received during such period was not reasonably certain, the Reemployed Veteran's average compensation from the Employer during the 12-month period immediately preceding the Qualified Military Leave (or, if shorter, the period of employment immediately preceding the Qualified Military Leave).

(f) Application of Nondiscrimination Tests and Contribution Limits. The ADP Test under Section 5.1(b), the ACP Test under
Section 5.2, and the contribution limitations under Section 5.6 for a prior Plan Year shall not be recalculated to take into account contributions made under this Section 4.7.

<Page 47>
                           ARTICLE 5.
          Restrictions and Limitations on Contributions

     5.1  Restrictions on Elective Contributions.  Elective
     Contributions of any Active Participant shall not exceed the Dollar Limit set forth in Section 5.1(a) or the amounts permitted under the non-discrimination rules of Section 401(k) of the Code as set forth in Section 5.1(b).

          (a) Dollar Limitations. The sum of (1) the Participant's Elective Contributions, (2) any elective contributions excluded from the Participant's gross income made under a Related Plan and
          (3) if the Participant shall notify the Committee in writing of any other plan under which elective contributions are excluded from the Participant's gross income, any other elective contributions excluded from the Participant's gross income made under any other plan during a calendar year shall not exceed for any calendar year $10,500 (in 2000, as adjusted for cost-of-living increases by the Secretary of the Treasury or his delegate pursuant to the provisions of Code Section 402(g)(5) and increased in accordance with applicable regulations and rulings under Sections 402(g)(4) and 402(g)(8) of the Code with respect to any Participant who participates in a plan described in
          Section 403(b) of the Code or who is a qualified employee in a plan of a qualified organization (as defined in Code
          Section 402(g)(8)) ("Dollar Limit"). If the sum of such amounts exceeds the Dollar Limit for a calendar year, the Committee shall, not later than the April 15 following the close of such calendar year, distribute to the Participant all or such portion of the Participant's Elective Contributions (by first distributing unmatched Elective Contributions then matched Elective Contributions) for such calendar year (1) as requested in writing by the Participant on or before the March 1 following the close of such calendar year, or (2) as determined by the Committee, as is necessary to eliminate the excess, and any net income and minus any loss allocable to such amount determined in accordance with Section 5.5. Any Employer Matching Contributions (including any net income and minus any loss allocable thereto determined in accordance with Section 5.5) made with respect to such distributed Elective Contributions shall be forfeited and allocated in accordance with Section 4.7.

(b) Discrimination Limitations. Effective for the Plan Year beginning December 1, 1997, and for all Plan Years beginning thereafter, first the unmatched Elective Contributions and second the matched Elective Contributions (together with the Employer
Matching Contributions made with respect to matched Elective
Contributions) made on behalf of the Highly Compensated
Participants for a Plan Year will be reduced to the extent the Committee determines necessary to cause the Average ADP (as defined in Section 5.1(c) below) of the group of Highly
Compensated Participants not to exceed the greater of the following limits (the "ADP Test"):
               (1)             General Limit.  The excess of the Average ADP for
                the group of Highly Compensated Participants for such Plan Year over the Average ADP for the group of Non-Highly Compensated Participants with respect to the preceding Plan Year is not more than two percentage points, and the Average ADP for the group of Highly Compensated Participants for such Plan Year is not more than the Average ADP for the group of Non-Highly Compensated Participants with respect to the preceding Plan Year multiplied by two; or


<Page 48>

(2) Alternative Limit. The Average ADP for the group of Highly Compensated Participants for such Plan Year is not more than the Average ADP for the group of Non-Highly Compensated Participants with respect to the preceding Plan Year multiplied by 1.25.
          If the Committee so elects, it may apply the limits set forth in paragraphs (1) and (2) of this Section 5.1(b) by using the Average ADP of Non-Highly Compensated Participants with respect to the Plan Year for which the determination is made rather than with respect to the preceding Plan Year; provided that such election may not be changed except as provided by the Secretary of the Treasury.

          To the extent the Committee determines necessary to pass the ADP Test, Elective Contributions (and Employer Matching Contributions allocated with respect to Elective Contributions) shall be reduced for Highly Compensated Employees in the following steps:
     Step 1: The Committee shall first determine the dollar amount of the reductions which would have to be made to the Elective Contributions of each Highly Compensated Participant for the Plan Year in order for the Average ADP of the Highly Compensated Participants for the Plan Year to satisfy the ADP Test. Such amount shall be calculated by first determining the dollar amount by which the Elective Contributions of Highly Compensated Participants who have the highest Actual Deferral Percentage (as defined in Section 5.1(c)) would have to be reduced until the first to occur of: (i) such Participants' Actual Deferral Percentage would equal the Actual Deferral Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Actual Deferral Percentage; or (ii) the Average ADP of all of the Highly Compensated Participants, as recalculated after the reductions made under this Step 1, satisfies the ADP Test. Then, unless the recalculated Average ADP of the Highly Compensated Participants satisfies the ADP Test, the reduction process shall be repeated by determining the amount of reductions which would have to be made to the Elective Contributions of the Highly Compensated Participants who, after all prior reductions, would have the highest Actual Deferral Percentage until the first to occur of: (iii) the Actual Deferral Percentage, after all prior reductions under this Step 1, of each person in such group would equal the Actual Deferral Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Actual Deferral Percentage; or (iv) the Average ADP of all of the Highly Compensated Participants, after the prior reductions, satisfies the ADP Test. This process is repeated until the Average ADP of all of the Highly Compensated Participants, after all reductions, satisfies the ADP Test.

     Step 2: Determine the total dollar amount of reductions to the Elective Contributions calculated under Step 1 ("Total Excess Deferrals").
     Step 3: Reduce the Elective Contributions of the Highly Compensated Participants with the highest dollar amount of Elective Contributions by the lesser of the dollar amount which either (i) causes each such Highly Compensated Participant's Elective Contributions to equal the dollar amount of the Elective Contributions of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest dollar amount of Elective Contributions; or (ii) reduces the Highly Compensated Participants' Elective Contributions by the Total Excess Deferrals. Then, unless the total amount of reductions made to Highly Compensated Participants' Elective Contributions under this Step 3 equals the amount of the Total Excess Deferrals, the reduction process shall be repeated by reducing the Elective Contributions of the group of Highly Compensated Participants with the highest dollar amount of Elective Contributions, after the prior reductions made in this Step 3, by the lesser of the amount which either:
     (iii) causes such Highly Compensated Participants' Elective Contributions after prior reductions made in this Step 3 to equal the dollar amount of the Elective Contributions of the Highly Compensated Participants with the next highest dollar amount of Elective Contributions; or (iv) causes total reductions to equal the Total Excess Deferrals. This process is repeated with each successive group of Highly Compensated Participants with the highest dollar amount, after the prior reductions, of the Elective Contributions until the total reductions made under this Step 3 equal the Total Excess Deferrals.

<Page 49>

          The Committee shall, not later than the last day of the Plan Year next following the Plan Year in which such amounts are contributed, distribute the amount of Elective
     Contributions (including any income earned and minus any loss allocable to such amounts determined in accordance with
     Section 5.5) to the Highly Compensated Participants on whose behalf such contributions were made. Any Employer Matching
     Contributions reduced (including any income earned and minus any loss allocable thereto determined in accordance with
     Section 5.5) shall be forfeited and allocated in accordance with Section 4.7.
          Notwithstanding the foregoing, the amount of Elective
     Contributions (and Employer Matching Contributions allocated with respect to such Elective Contributions) that are required to be reduced to comply with the provisions of this
     Section 5.1(b) shall be reduced, but not below zero, by the amount of Elective Contributions (and Employer Matching
     Contributions allocated with respect to such Elective
     Contributions) previously distributed (or forfeited) in accordance with Section 5.1(a).
          (c)  Definitions of Average ADP and Actual Deferral Percentage.

               (1)The "Average ADP" for a specified group of Active
                Participants for a Plan Year shall be the average of the Actual Deferral Percentages (as defined below) of the members of such group.

               (2)The "Actual Deferral Percentage" of an Active
                Participant is the ratio of the amount of Elective Contributions actually paid over to the Plan on behalf of such Active Participant for such Plan Year divided by the Active Participant's Compensation for the Plan Year, or, at the discretion of the Committee to the extent not prohibited by regulations prescribed by the Secretary of the Treasury or his delegate, the sum of (i) Elective Contributions, and (ii) any portion or all of the QNECs and QMACs actually paid over to the Plan on behalf of such Active Participant for the Plan Year divided by the Active Participant's Compensation for the Plan Year.


<Page 50>

          (d) Aggregation Rules. The Actual Deferral Percentage for any Highly Compensated Participant for the Plan Year who is eligible to have Elective Contributions allocated under this Plan and is also eligible to have elective deferrals (within the meaning of Section 401(m)(4)(B) of the Code), qualified matching contributions (within the meaning of Treasury Regulations
          Section 1.401(k)-1(g)(13)(i)) or qualified nonelective contributions (within the meaning of Treasury Regulations Section 1.401(k)-1(g)(13)(ii)) allocated pursuant to a cash or deferred arrangement under one or more Related Plans shall be determined as if such Elective Contributions, elective deferrals, qualified matching contributions and qualified nonelective contributions were made under this Plan. If a Highly Compensated Participant participates in two or more cash or deferred arrangements that have different plan years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement.

     In the event this Plan satisfies the requirements of Sections 401(k), 401(a)(4) or 410(b) of the Code only if aggregated with one or more Related Plans, or if one or more Related Plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then Sections 5.1(b) and (c) shall be applied by determining the Actual Deferral Percentages of Participants as if this Plan and all such Related Plans were a single plan; provided, however, that the Plan and one or more Related Plans may be aggregated in order to satisfy the non-discrimination rules of Section 401(k) of the Code only if such plans have the same plan year.

5.2 Restrictions on Employer Matching Contributions. The provisions in this Section 5.2 shall be effective for the Plan Year beginning December 1, 1997 and for all Plan Years thereafter. Notwithstanding Section 4.2(a), the Committee, in its discretion, may prospectively disallow Employer Matching Contributions on behalf of Participants whose Compensation for the prior Plan Year exceeded the amount specified in
     Section 2.28(b)(i) (the Highly Compensated Employee dollar limit). Notwithstanding the provisions of Section 4.2(a), Employer Matching Contributions for a Plan Year made on behalf of Highly Compensated Employees shall be reduced to the extent the Committee determines advisable to cause the Average ACP (as defined in Section 5.2(c) below) of Highly Compensated Participants not to exceed the greater of the following limits (the "ACP Test"):

          (a) General Limit. The excess of the Average ACP for Highly Compensated Participants for such Plan Year over the Average ACP of Non-Highly Compensated Participants with respect to the preceding Plan Year is not more than two percentage points, and the Average ACP of the Highly Compensated Participants for such Plan Year is not more than the Average ACP of Non-Highly Compensated Participants with respect to the preceding Plan Year multiplied by two; or

(b)  Alternative Limit.  The Average ACP of the Highly
Compensated Participants for such Plan Year is not more than the Average ACP of Non-Highly Compensated Participants with respect to the preceding Plan Year multiplied by 1.25.


<Page 51>
        If the Committee so elects, it may apply the limits set forth in paragraphs (a) and (b) of this Section 5.2 by using the Average ACP (as defined in Section 5.2(c)) of Non-Highly Compensated Participants with respect to the Plan Year for which the determination is made rather than with respect to the preceding Plan Year; provided that such election may not be changed except as provided by the Secretary of the Treasury.
          To the extent that the Committee, after giving effect to any reduction in the amount of Elective Contributions and Employer Matching Contributions pursuant to Section 5.1, determines it necessary to pass the ACP Test, Employer Matching Contributions shall be reduced for Highly Compensated Participants in the following steps:
     Step 1: The Committee shall first determine the dollar amount of the reductions which would have to be made to the Employer Matching Contributions of Highly Compensated Participants for the Plan Year in order for the Average ACP of the Highly Compensated Participants to satisfy the ACP Test. Such amount shall be calculated by first determining the dollar amount by which the Employer Matching Contributions of the Highly Compensated Participants who have the highest Actual Contribution Percentage would have to be reduced until the first to occur of: (i) such Employees' Actual Contribution Percentage would equal the Actual Contribution Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Actual Contribution Percentage; or (ii) the Average ACP of all of the Highly Compensated Participants , as recalculated after the reductions made under this Step 1, satisfies the ACP Test. Then, unless the Average ACP of the Highly Compensated Participants, as recalculated after the reductions made under this Step 1, satisfies the ACP Test, the reduction process shall be repeated by determining the dollar amount of reductions which would have to be made to the Employer Matching Contributions of the group of Highly Compensated Participants who after all prior reductions made in this Step 1 would have the highest Actual Contribution Percentage until the first to occur of: (iii) the Actual Contribution Percentage, after the prior reductions made in this Step 1, of each person in such group equals the Actual Contribution Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Actual Contribution Percentage; or (iv) the Average ACP of all of the Highly Compensated Participants, after the prior reductions, satisfies the ACP Test. This process is repeated until the Average ACP of all of the Highly Compensated Participants, after all reductions, satisfies the ACP Test.
     Step 2: Next, the Committee shall determine the total dollar amount of reductions to the Employer Matching Contributions calculated under Step 1 ("Total Excess Contributions").
     Step 3: Finally, the Committee shall reduce the Employer Matching Contributions of the Highly Compensated Participant or group of Highly Compensated Participants with the highest dollar amount of Employer Matching Contributions by the lesser of the amount which either: (i) causes each such Highly Compensated Participant's Employer Matching Contributions to equal the dollar amount of the Employer Matching Contributions of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest dollar amount of Employer Matching Contributions; or
     (ii) reduces the Highly Compensated Participants' Employer Matching Contributions by the Total Excess Contributions. Then, unless the total amount of reductions made to Highly Compensated Participants' Employer Matching Contributions under this Step 3 equals the amount of Total Excess Contributions, the reduction process shall be repeated by reducing the Employer Matching Contributions of the group of Highly Compensated Participants with the highest dollar amount of Employer Matching Contributions, after the prior reductions made in this Step 3, by the lesser of the amount which either: (iii) causes each such Highly Compensated Participant's Employer Matching Contributions after prior reductions made in this Step 3 to equal the dollar amount of the Employer Matching Contributions of other Highly Compensated Participants with the next highest dollar amount of Employer Matching Contributions; or (iv) causes total reductions to equal the Total Excess Contributions. This process is repeated with each successive group of Highly Compensated Participants with the highest dollar amount, after the prior reductions, of the Employer Matching Contributions made under this Step 3 until the total reductions equal the Total Excess Contributions.

<Page 52>

          The Committee shall, not later than the last day of the Plan Year next following the Plan Year in which such amounts are contributed, distribute, to the extent vested, the amount of Employer Matching Contributions reduced (including any income earned and minus any loss allocable to such amounts determined in accordance with Section 5.5), to the Highly Compensated Participants on whose behalf such contributions were made. Any non-vested Employer Matching Contributions reduced (including any income earned and minus any loss allocable thereto determined in accordance with
     Section 5.5) shall be forfeited and allocated in accordance with Section 4.7.
          (c)  Definitions of Average ACP and Actual Contribution
          Percentage.

               (1)             The "Average ACP" for a specified group of Active
                Participants for a Plan Year shall be the average of the Actual Contribution Percentages (as defined below) of the persons in such group.

(2)       An Active Participant's "Actual Contribution
Percentage" is the ratio of the amount of Employer Matching
Contributions actually paid over to the Plan on behalf of such Active Participant for such Plan Year divided by the Active
Participant's Compensation for such Plan Year, or at the discretion of the Committee to the extent not prohibited by regulations prescribed by the Secretary of Treasury or his delegate, the sum of (i) Employer Matching Contributions, and
(ii) any portion or all of the Elective Contributions or QNECs and QMACs, to the extent not used in the ADP Test, actually paid over to the Plan on behalf of such Active Participant for the Plan Year divided by the Active Participant's Compensation during the Plan Year.
          (d) Aggregation Rules. The Actual Contribution Percentage for any Highly Compensated Participant for the Plan Year who is eligible to have Employer Matching Contributions allocated under this Plan and is also eligible to make employee nondeductible contributions or to have matching contributions (within the meaning of Section 401(m)(4)(A) of the Code) allocated under one or more Related Plans shall be determined as if the total of such Employer Matching Contributions, employee nondeductible contributions, and matching contributions were made under this Plan. In the event that this Plan satisfies the requirements of
          Section 401(m), 401(a)(4) or 410(b) of the Code only if aggregated with one or more Related Plans, or if one or more Related Plans satisfy the requirements of such sections of the Code only if aggregated with this Plan, then Section 5.2 shall be applied by determining the Average ACP of Participants as if this Plan and all such Related Plans were a single plan; provided, however, that the Plan and one or more Related Plans may be aggregated in order to satisfy the non-discrimination requirements of Section 401(m) of the Code only if such plans have the same plan year.


<Page 53>


     5.3 Multiple Use of Sections 5.1(b) and 5.2. Notwithstanding Sections 5.1(b) and 5.2, the sum of the Average ADP and the Average ACP for a Plan Year of the Highly Compensated Participants shall not exceed the greater of (i) the sum of (a) plus (b) or (ii) the sum of (c) plus (d) (the "Multiple Use Test") where:

          (a) is one hundred and twenty-five percent (125%) of the greater of (1) the Average ADP with respect to the preceding Plan Year of Non-Highly Compensated Participants for such year, or (2) the Average ACP with respect to the preceding Plan Year of Non-Highly Compensated Participants for such year;

(b) is two percent (2%) plus the lesser of the percentage determined under Section 5.3(a)(1) or the percentage determined under Section 5.3(a)(2), but in no event shall this percentage exceed two hundred percent (200%) of the lesser of the percentage determined under Section 5.3(a)(1) or the percentage determined under Section 5.3(a)(2);
(c) is one hundred and twenty-five percent (125%) of the lesser of (1) the Average ADP with respect to the preceding Plan Year of Non-Highly Compensated Participants for such year, or (2) the Average ACP for the preceding Plan Year of Highly Compensated Participants for such year; and
(d) is two percent (2%) plus the greater of the percentage determined under Section 5.3(a)(1) or the percentage determined under Section 5.3(a)(2), but in no event shall this percentage exceed two hundred percent (200%) of the greater of the percentage determined under Section 5.3(a)(1) or the percentage determined under Section 5.3(a)(2).
          If the Committee so elects, it may apply the limits set forth in this Section 5.3 by using the Average ADP and the Average ACP of Non-Highly Compensated Participants with respect to the Plan Year for which the determination is made rather than with respect to the preceding Plan Year; provided that such election may not be changed except as provided by the Secretary of the Treasury.
          To the extent the Committee determines it necessary in order to satisfy the limitations of this Section 5.3, the Committee may reduce or prospectively disallow Elective Contributions or Employer Matching Contributions for Highly Compensated Participants, including Elective Contributions or Employer Matching Contributions already made for the Plan Year, in accordance with the following steps:

<Page 54>


     Step 1: The Committee shall determine the dollar amount of the reductions which have to be made under this Section 5.3 so that the Multiple Use Test is met. Such amount shall be calculated by first determining the dollar amount by which the Elective Contributions (and the Employer Matching Contributions allocated with respect to such Elective Contributions), after any reductions made under Step 1 of Sections 5.1(b) and 5.2, of the Highly Compensated Participant who has the highest Aggregate Contribution Percentage (as defined in Section 5.3(e) below) would have to be reduced until his Aggregate Contribution Percentage equals either: (i) the Aggregate Contribution Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Aggregate Contribution Percentage; or (ii) the Average Aggregate Contribution Percentage of the Highly Compensated Participants, as calculated after such reduction, satisfies the Multiple Use Test. Then, unless the Average Aggregate Contribution Percentage of the Highly Compensated Participants, as recalculated after the reductions made under Step 1 of Sections 5.1(b), 5.2 and 5.3, satisfies the Multiple Use Test, the reduction process shall be repeated by determining the amount of reductions which would have to be made to the Elective Contributions (and the Employer Matching Contributions allocated with respect to such Elective Contributions) of Highly Compensated Participants who, after all prior reductions under Step 1, would have the highest Aggregate Contribution Percentage until the first to occur of: (iii) the Aggregate Contribution Percentage, after the prior reductions, of each person in such group equals the Aggregate Contribution Percentage of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest Aggregate Contribution Percentage; or (iv) the Average Aggregate Contribution Percentage of all Highly Compensated Participants, after all prior reductions made under Sections 5.1(b), 5.2(b) and 5.3, satisfies the Multiple Use Test. This process is repeated until the Average Aggregate Contribution Percentage of all of the Highly Compensated Participants, after all reductions, satisfies the Multiple Use Test.
     Step 2: Next the Committee shall determine the total dollar amount of reductions to the Elective Contributions and Employer Matching Contributions as calculated under Step 1 ("Total Reduction Amount").
     Step 3: Once the Total Reduction Amount has been determined, the Elective Contributions and Employer Matching Contributions ("Aggregate Contributions") of the Highly Compensated Participant with the highest dollar amount of Aggregate Contributions, after any reductions made in Step 3 of Section 5.1(b) or 5.2, shall be reduced by the lesser of the amount which either: (i) causes such Highly Compensated Participant's Aggregate Contributions to equal the Aggregate Contributions of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest dollar amount of Aggregate Contributions; or (ii) reduces the Highly Compensated Participant's Aggregate Contributions by the Total Reduction Amount. Then, unless the total amount of reductions made equals the Total Reduction Amount, the reduction process shall be repeated by reducing the Aggregate Contributions of the group of Highly Compensated Participants with the highest dollar amount of Aggregate Contributions by the lesser of the amount which either:
     (iii) causes such Highly Compensated Participants' Aggregate Contributions to equal the dollar amount of Aggregate Contributions of the Highly Compensated Participant or group of Highly Compensated Participants with the next highest dollar amount of Aggregate Contributions; or (iv) causes total reductions to equal the Total Reduction Amount. This process is repeated with each successive group of Highly Compensated Participants with the highest dollar amount of Aggregate Contributions, after the prior reductions, until the total amount of reductions made under this Step 3 is equal to the Total Reduction Amount.


<Page 55>

          (e) Definitions of Average Aggregate Contribution Percentage and Aggregate Contribution Percentage.

               (1)             The "Average Aggregate Contribution Percentage"
                for a specified group of Active Participants for a Plan Year shall be the sum of the Average ADP and the Average ACP of the persons in such group.

(2)       An Active Participant's "Aggregate Contribution
Percentage" for a Plan Year shall be the sum of such Active Participant's Actual Deferral Percentage and Actual Contribution Percentage for the Plan Year.
     5.4 Order of Application of Limitations of Sections 5.1(a), 5.1(b), 5.2, 5.3 and 5.6. Section 5.1(a) shall be first applied to contributions under the Plan; second, Section 5.1(b) shall be applied to contributions under the Plan; third, Section 5.2 shall be applied to contributions under the Plan; and, finally,
     Section 5.3 shall be applied to contributions under the Plan. Sections 5.1(a), 5.1(b), 5.2 and 5.3 shall be applied after application of Section 5.6.

5.5 Allocation of Income, Gain or Loss. Any income, gain or loss attributable to contributions distributed or forfeited pursuant to Sections 5.1(b) and 5.2 shall be distributed or forfeited, as applicable. Such distributable or forfeitable income, gain or loss shall be determined by the Committee using any reasonable method permitted under Treasury Regulations
Sections 1.401(k)-1(f)(4)(ii), 1.401(m)-1(e)(3)(ii) and 1.402(g)-
1(e)(5), as applicable ("Permitted Method"); provided that the Permitted Method does not violate Section 401(a)(4) of the Code, is used consistently for all Participants and for all corrective distributions under the Plan for the Plan Year and is used by the Plan for allocating income to Participants' Accounts. Unless the Committee uses another Permitted Method for determining allocation of income, gain or loss, the following methods shall apply to Sections 5.1(b) and 5.2:
          (a) Allocation of Income for Section 5.1(b). Income equal to the sum of the amounts determined under (1) and (2) below shall be allocated to and distributed with any amounts distributed to a Participant as follows:

              (1)             Income for Plan Year.  Income or loss for a
               completed Plan Year shall equal the net income for the Plan Year allocable to a Participant's Elective Contribution Account (prior to the distribution of any excess contributions) multiplied by a fraction, the numerator of which is the amount of Section 401(k)(3) Contributions so distributed and the denominator of which is the sum of (i) the balance of such Account as of the last day of the Plan Year (prior to distribution of any Section 401(k)(3) Contribution for such Plan Year and prior to allocation of income, gains, losses and expenses thereto) plus
                (ii) the contributions to such Account, including distributed contributions, for the Plan Year.


<Page 56>


(2)       Income for Period Between End of Plan Year and
Distribution. No income shall be distributed with respect to the period between the end of the Plan Year and the date of distribution.
          (b) Allocation of Income for Section 5.2. Income equal to the sum of the amounts determined under (1) and (2) below shall be allocated to and distributed with any amounts distributed to a Participant as follows:

              (1)             Income for Plan Year.  Income or loss for a
               completed Plan Year shall equal the net income for the Plan Year allocable to a Participant's Elective Contribution Account to which Section 401(m) Contributions were allocated for the Plan Year (prior to the distribution of any excess contributions) multiplied by a fraction, the numerator of which is the amount of
               Section 401(m) Contributions so distributed from such Account and the denominator of which is the sum of (i) the balance of such Account as of the last day of the Plan Year (prior to distribution of any Section 401(m) Contribution for such Plan Year and prior to allocation of income, gains, losses and expenses thereto) plus (ii) the contributions to such Account, including distributed contributions for the Plan Year.

(2)       Income for Period Between End of Plan Year and
Distribution. No income shall be distributed with respect to the period between the end of the Plan Year and the date of distribution.
     5.6  Limitations on Contributions.

          (a) Limitations on Contributions. Any of the provisions herein to the contrary notwithstanding, a Participant's Annual Additions (as defined in Section 5.6(b)(1) below) for any Plan Year shall not exceed his Maximum Annual Additions (as defined in Section 5.6(b)(2) below) for the Plan Year. If a Participant's Annual Additions exceed his Maximum Annual Additions, the Participant's Annual Additions for the Plan Year shall be reduced according to
          Section 5.6(c) by the amount necessary to eliminate such excess (the "Annual Excess").

          (b)  Definitions.


<Page 57>

               (1)             "Annual Additions" of a Participant for a Plan
                Year means the sum of the following:

                  (A) Elective Contributions for the Plan Year allocated to the Participant's Elective Contribution Account,

(B) Employer Matching Contributions for the Plan Year allocated to the Participant's Employer Matching Contribution Account,
(C) Employer Profit Sharing Contributions, Forfeitures, and Minimum Employer Contributions (as defined in Article 11) for the Plan Year allocated to the Participant's Employer Profit Sharing Contribution Account,
(D) QNECs or QMACs for the Plan Year allocated to the Participant's Elective Contribution Account,
(E) all employer contributions, non-deductible employee contributions and forfeitures for such Plan Year allocated to such Participant's accounts for such Plan Year under any Related Defined Contribution Plan, and
(F)  contributions allocated to any individual medical account
(as defined in Code Section 401(h)) established for the Participant which is part of a Related Defined Benefit Plan as provided in Code Section 415(l), and any amount attributable to post-retirement medical benefits allocated to an account, established under Code Section 419A(d)(1) for the Participant; provided, however, that the limitation in Section 5.6(b)(2)(A) shall not apply to any amounts treated as an Annual Addition under this Section 5.6(b)(1)(F).
          Rollover Contributions and Trust-to-Trust Transfers shall not be included as part of a Participant's Annual Additions.
               (2)"Maximum Annual Additions" of a Participant for a
                Plan Year means the lesser of (A) and (B) below:

                    (A) Percentage Limitation. 25% of the Participant's Compensation during the Plan Year; or

(B) Dollar Limitation. $30,000 (in 2000, as adjusted for cost-of-living increases in accordance with regulations prescribed by the Secretary of the Treasury or his delegate pursuant to the provisions of Section 415(d) of the Code).

<Page 58>


          (c) Elimination of Annual Excess. If a Participant has an Annual Excess for a Plan Year, such excess shall not be allocated to the Participant's Accounts but shall be eliminated as follows:

               (1) Unmatched Elective Contributions.  The
                Participant's unmatched Elective Contributions for the Plan Year shall be reduced to the extent necessary to eliminate the Annual Excess.

(2) Matched Elective Contributions and Related Employer
Matching Contributions.  If any Annual Excess remains, the
Participant's matched Elective Contributions and the related
Employer Matching Contributions for the Plan Year shall be reduced in proportionate amounts to the extent necessary to eliminate the Annual Excess.
(3) Employer Profit Sharing Contributions.  If any Annual
Excess remains, the Participant's Employer Profit Sharing
Contributions for the Plan Year shall be reduced to the extent necessary to eliminate the Annual Excess.
(4) QNECs or QMACs.  If any Annual Excess remains, the
Participant's QNECs or QMACs for the Plan Year shall be reduced to the extent necessary to eliminate the Annual Excess.
          Any Elective Contributions reduced or eliminated under this Section 5.6 shall be distributed to the Participant. Any allocations of Employer Matching
          Contributions, Employer Profit Sharing Contributions and QNECs or QMACs reduced or eliminated under this
          Section 5.6 shall be held, subject to the limits of this Section 5.6, in a suspense account and applied in the next succeeding Plan Year to reduce the Employer
          Matching Contributions, Employer Profit Sharing
          Contributions and QNECs or QMACs of the Employer with respect to which such reductions have occurred. On
          Plan termination any amounts held in a suspense account which may not be allocated to Participants in the Plan
          Year of the termination under the provisions of this Section shall be returned to the Employers in such proportions as shall be determined by the Committee.
          (d) Combined Limitations. Effective for Plan Years commencing prior to January 1, 2000, if a Participant participates or has participated in any Related Defined Benefit Plan, the sum of the Defined Benefit Plan Fraction (as defined in Section 415(e)(2) of the Code) and the Defined Contribution Plan Fraction (as defined in Section 415(e)(3) of the Code) for such Participant shall not exceed 1.0 (called the "Combined Fraction").

               If the Combined Fraction of such Participant exceeds 1.0 for any Plan Year commencing prior to January 1, 2000, the Participant's Defined Benefit Plan Fraction shall be reduced (a) first, by limiting the Participant's annual benefits payable from the Related Defined Benefit Plan in which he participates to the extent provided therein and (b) second, by reducing the Participant's Annual Additions to the extent necessary to reduce the Combined Fraction of such Participant to 1.0.


<Page 59>


     5.7 No Non-Deductible Contributions. Notwithstanding the provisions of Sections 4.1 and 4.5, no Employer shall make any contributions for any Plan Year in excess of the maximum amount deductible from income by the Employer for the Plan Year under the provisions of the Code.

                           ARTICLE 6.
                            Benefits

     6.1 Payment of Benefits in General. Subject to the special rules applicable to a Participant's Trust-to-Trust Account set forth in an associated schedule, a Participant's benefits under this Plan shall be payable in accordance with the provisions of this Article. Except as otherwise specifically provided in this Article, the provisions of this Article shall apply to all distributions or withdrawals occurring on or after the Effective Date, including distributions with respect to Participants who had a Termination of Employment prior to the Effective Date. All distributions shall be paid in cash.

     6.2   Payment  of  Vested Accrued Benefit on Termination  of
     Employment.

          (a) Method of Payment. If a Participant has a Termination of Employment for any reason other than the Participant's death, the Trustee shall pay the vested portion of the Participant's Accrued Benefit in the form of a single lump sum, in installments in accordance with Section 6.6, or a direct rollover (as described in Section 6.11), to the Participant (or the Participant's eligible retirement plan), commencing no more than a reasonable period after the Valuation Date coinciding with or next following the later of (1) the Participant's Termination of Employment or
          (2) his Normal Retirement Date, but not later than the Participant's Required Beginning Date; provided, however, that a Participant who has a Termination of Employment for reasons other than retirement on or after his Normal Retirement Date, Disability, or death shall not be entitled to elect installment payments commencing before his Normal Retirement Date.

(b) Payment in Absence of an Election. If the Participant fails to elect a method of payment by the Required Beginning Date, the vested Accrued Benefit shall commence to be paid in a lump sum on the Participant's Required Beginning Date.
(c) Changes in Method and Timing of Payments. A Participant may elect to change the method and timing of payments within the limitations of this Section 6.2.



<Page 60>

  6.3  Payment of Accrued Benefit on Account of Death.

          (a) Payment to Surviving Spouse. If a married Participant dies before his entire vested Accrued Benefit has been paid from the Plan and if the Participant has not designated a Beneficiary other than his spouse (or his spouse has not consented to such designation in accordance with Section 6.8), the Trustee shall distribute the Participant's vested Accrued Benefit in the form of a single lump sum, installments in accordance with Section 6.6, or a direct rollover (as described in Section 6.11), or any combination thereof, to the Participant's surviving spouse, as the surviving spouse may elect, within a reasonable period after the Valuation Date coinciding with or next following (a) the later of (1) the Participant's death or (2) his Normal Retirement Date, or (b) such earlier or later date following the Participant's death as the Participant's surviving spouse may elect in accordance with Section 6.12 and subject to Section 6.7.

(b) Payment to Other Beneficiary. If the Participant does not have a surviving spouse or if the Participant (with his spouse's consent in accordance with Section 6.8) has named a Beneficiary other than his surviving spouse to receive some or all of his vested Accrued Benefit (or remaining vested Accrued Benefit), the Trustee shall distribute the Participant's vested Accrued Benefit (or remaining vested Accrued Benefit), within a reasonable time after the Valuation Date coinciding with or next following the date of the Participant's death, to his designated Beneficiary in the form of a single lump sum, or installments in accordance with
Section 6.6, as the Participant's designated Beneficiary may elect.
(c) Period of Distribution. Notwithstanding the foregoing Sections of this Article 6, if a Participant dies and if at the time of his death such Participant has not attained his Required Beginning Date, such Participant's vested Accrued Benefit shall be distributed no later than December 31 of the calendar year which contains the fifth anniversary of the Participant's death; provided that if the surviving spouse or other Beneficiary or Beneficiaries elect (if they are not prohibited by an election of the Participant from so electing) to receive the balance of the Participant's vested Accrued Benefit in the form of installments over a period permitted under Section 6.6, but not exceeding the life expectancy of the surviving spouse or Beneficiary, as applicable, payment of such installments must commence no later than (1) December 31 of the calendar year immediately following the calendar year in which the Participant died, or (2) if the Beneficiary is the Participant's surviving spouse, the later of such December 31, or the December 31 of the calendar year in which the Participant would have attained age 70 1/2.
               Notwithstanding the foregoing, if the Participant dies after he has attained his Required Beginning Date and after distribution of his vested Accrued Benefit has commenced in the form of installments, the balance of his vested Accrued Benefit, if any, shall be distributed to his surviving spouse or other Beneficiary or Beneficiaries at least as rapidly as under the installment schedule in effect immediately prior to the Participant's death.

<Page 61>


              If the surviving spouse of a Participant who is the Participant's Beneficiary dies before distributions have begun to the surviving spouse under this
          Section 6.3(c), distributions shall be made in accordance with this Section 6.3(c) as if the surviving spouse were the Participant.
               If a Beneficiary has commenced to receive a distribution under this Section 6.3(c), and such Beneficiary dies more than one (1) year after the Participant's death (or, if later, dies after the date on which the Participant would have attained the age of 70 1/2 years, if the Beneficiary is the Participant's surviving spouse), but before the entire vested Accrued
          Benefit has been distributed, any subsequent
          Beneficiary shall receive a distribution at least as rapidly as under the distribution method in effect upon the Beneficiary's death.
          (d) Amount Paid to a Child. Any amount paid to a child, in accordance with regulations prescribed by the Secretary of the Treasury, shall be treated as if it had been paid to the Participant's surviving spouse if such amount will become payable to the surviving spouse upon such child reaching majority (or such other events as the Secretary of the Treasury may by regulations prescribe).

(e) Designation of Beneficiary. Subject to Section 6.8, the Participant may select or change his Beneficiary from time to time by filing a Beneficiary designation in writing with the Committee. No designation of Beneficiary or change of Beneficiary shall be effective until it is received by the Committee and, if applicable, until the consent of the Participant's spouse (in accordance with Section 6.8) is received by the Committee. A designation of Beneficiary or change of Beneficiary shall not be effective if received more than sixty
(60) days after the death of the Participant. If a Participant shall fail to file a valid Beneficiary designation, if all persons designated as the Beneficiary shall have predeceased the Participant (or, in the case of a Beneficiary other than an individual, cease to exist prior to the Participant's death), or if, after a reasonable search, the Committee is unable to locate the Participant's Beneficiary within a period of two years following the Participant's death, the Participant shall be deemed to have designated the following as Beneficiary in the following order of precedence:
(1)             the Participant's surviving spouse;

(2)       the Participant's estate.

6.4 Participant Withdrawals. A Participant may, in accordance with Section 6.12 and such rules as the Committee may impose, withdraw all or any portion of his Accounts pursuant to (a) or
     (b) below. The Committee shall establish rules relating to the order in which funds shall be withdrawn from Accounts or Subaccounts.

<Page 62>


          (a) Withdrawal After Age 59 1/2. A Participant who has attained age 59 1/2 may withdraw, for any reason, all or any portion of his vested Accounts.

(b) Hardship Withdrawal. A Participant may request a withdrawal for reasons of Hardship of all or any portion of his vested
Accounts, other than his QNEC/QMAC Subaccount and any income or gain credited to his Elective Contribution Account for any period after December 31, 1988, provided the following requirements are satisfied:
               (1)             Necessary to Satisfy Immediate and Heavy
                Financial Need. The amount of the withdrawal on account of Hardship shall not exceed the amount necessary to satisfy the Participant's immediate and heavy financial need arising by reason of a Hardship, including the amount needed to pay any federal, state and local income taxes and penalties reasonably expected to be incurred by reason of the withdrawal;

(2) Exhaustion of Other Sources of Funds. The Participant must have obtained all distributions and withdrawals other than Hardship distributions or withdrawals, and all non-taxable loans currently available under the Plan and all Related Plans and the Participant must have exercised all options to acquire employer stock granted under an equity incentive or any similar plan maintained by an Employer or any Related Entity if such options are currently exercisable and if the fair market value of employer stock exceeds the exercise price of the option;

(3) Twelve Month Suspension of Elective Contributions. The Participant's Elective Contributions, elective deferrals (as defined in Section 402(g) of the Code) and employee contributions under the Plan and all other qualified and nonqualified plans of deferred compensation (including equity incentive or any similar plans, and cash or deferred arrangements which are part of a cafeteria plan within the meaning of Section 125 of the Code but excluding health or welfare benefits and flexible spending arrangements that are part of a cafeteria plan) maintained by an Employer or a Related Entity shall be suspended for a period of twelve (12) months following the receipt of the Hardship withdrawal. Following the expiration of the twelve (12)-month period, the Participant shall be required to make a new election pursuant to Section 4.1 in order to resume Elective Contributions following such suspension; and

(4) Limitation on Participant Contribution in the Year Following the Hardship Withdrawal. The Elective Contributions under the Plan and elective deferrals under any Related Plan for the Participant's taxable years immediately following the taxable year of the Hardship withdrawal shall not exceed the maximum amount described in Section 5.1(a) for such next taxable year less the amount of such Participant's Elective Contributions under the Plan and elective deferrals under any Related Plan for the taxable year of the Hardship withdrawal.


<Page 63>


6.5  Vesting.

 (a) Fully Vested Accounts. A Participant shall always be fully vested in his Elective Contribution Account and his Rollover
 Contribution Account.

(b)  Termination Upon Normal Retirement Date, Death or
Disability. A Participant's Accrued Benefit shall be fully vested and non-forfeitable if on or before the date he has a Termination of Employment the Participant attains his Normal
Retirement Date, dies or becomes Disabled.
(c) Other Termination. Upon Termination of Employment on or after June 1, 2000 and prior to Normal Retirement Date, death or Disability, and except as provided in Section 6.5(a), the vested portion of a Participant's Accrued Benefit attributable to his Employer Profit Sharing Contribution Account and Trust-to-Trust
Transfer Account shall consist of:
              (1) a percentage ("Vested Percentage") of the balance
               of the Participant's Employer Profit Sharing Contribution Account determined in accordance with the Vesting Schedule specified below:

                    Years of                 Vested
                 Vesting Service          Percentage

                    1 Year                   20%
                    2 Years                  40%
                    3 Years                  60%
                    4 Years                  80%
                    5 Years                 100%

              (2) unless fully vested at the time of such transfer,
               the balance of the Participant's Trust-to-Trust Account shall be vested according to the schedule created pursuant to Section 4.6.

          (d) Forfeitures. If a Participant has a Termination of Employment, then that portion of the Participant's Accrued Benefit which is not vested as of his Termination of Employment shall become a Forfeiture as of the earlier of the date on which the balance of the Participant's Accounts is distributed or the last day of the Plan Year in which the Participant incurs a Break in Service. For this purpose, a Participant who has a Termination of Employment when his Vested Percentage in his Accrued Benefit is zero (0) shall be deemed to have received a distribution of the balance of the Participant's Accounts as of his Termination of Employment.


<Page 64>


(e) Return to Employment. If a Participant or a former Participant resumes service with an Employer as an Employee before incurring five (5) consecutive Breaks in Service, the amount forfeited shall be reinstated to the Participant's or former Participant's Employer Profit Sharing Contribution Account, unadjusted for gains or losses occurring subsequent to the distribution, out of Employer contributions in an amount sufficient to restore any such forfeited Accounts; provided that in the case of a former Participant such reinstatement shall occur only if the former Participant becomes an Eligible Employee and repays the Trust the full amount of the prior distribution before the earlier of (i) five (5) years after the former Participant resumes employment with an Employer as an Employee or
(ii) the completion of five (5) consecutive Breaks in Service after the date of the prior distribution.
               If a former Participant resumes employment with an Employer after incurring five (5) consecutive Breaks in Service, the amounts forfeited under Section 6.5(d) shall not be reinstated.
               If a Participant who is not fully vested in his Employer Profit Sharing Contribution Account has a Termination of Employment, does not receive a distribution of his Accounts following his Termination of Employment, and subsequently resumes employment as an Employee after incurring five (5) consecutive Breaks in Service, then (i) the vested portion of the Participant's Employer Profit Sharing Contribution Account attributable to Employer Profit Sharing Contributions made prior to the Participant's Termination of Employment shall be fully vested and shall be held in the Pre-Break Employer Profit Sharing Contribution Subaccount of the Participant's Employer Profit Sharing Account, and (ii) the Participant's Employer Profit Sharing Contributions and Forfeitures, if any, allocated after the Participant's reemployment shall vest in accordance with the provisions of Sections 6.5(b) and (c) and shall be held in the Post-Break Employer Profit Sharing Contribution Subaccount of the Participant's Employer Profit Sharing Contribution Account, as applicable.

     (f)  Allocation of Forfeitures; Source of Reinstatement.
          Forfeitures arising hereunder shall be applied to reinstate the Accounts of Participants as required under Section 6.5(e). Any Forfeitures remaining after application of the preceding sentence shall be allocated in the same manner as Employer Profit Sharing Contributions are allocated under Section 4.3(b). If Forfeitures are insufficient in any Plan Year to reinstate the Accounts of Participants as required under Section 6.5(e), the Employers shall contribute any additional amount needed to satisfy the requirements of Section 6.5(e).

     6.6  Installment Payments.  Installments elected pursuant to
     Section 6.2 or 6.3 shall be paid quarterly or annually, as elected by the Participant or his Beneficiary, over a period certain which period shall in no event be in excess of the life expectancy of the Participant, the joint and last survivor life expectancy of the Participant and his Beneficiary or the life expectancy of the Beneficiary (if the Beneficiary is receiving the installments), if such Beneficiary is an individual, nor, if installments are paid to the Participant and if the Participant's spouse is not his Beneficiary, shall such period be longer than the applicable period prescribed by the Secretary of the Treasury in regulations issued pursuant to Section 401(a)(9)(G) of the Code pertaining to the minimum distribution incidental benefit requirement.


<Page 65>


6.7 Deadline for Payment of Benefits. Notwithstanding any other provision herein, unless the Participant in accordance with provisions of the Plan elects otherwise, payment of benefits will be made or commence not later than sixty (60) days after the latest of the close of the Plan Year in which (1) the Participant attains age sixty-five (65), (2) occurs the tenth (10th) anniversary of the Plan Year in which the Participant commenced participation, or (3) the Participant had a Termination of Employment; provided, however, in no event shall payment of benefits be made or commence later than a Participant's Required Beginning Date. In the event a Participant who is a five percent (5%) owner (as determined under Code Section 416(i)) continues to be employed by an Employer or Related Entity after his Required Beginning Date, such Participant shall begin receiving distributions in the minimum amount required under Code
Section 401(a)(9).
     6.8  Spousal Consent to a Beneficiary Designation.

          (a) Requirements for Valid Spousal Consent. A valid spousal consent to the Participant's naming of a Beneficiary other than his spouse shall be:

      (1) in writing acknowledging the effect of the consent;

      (2) signed by the Participant's spouse and witnessed by a notary public;
      (3) effective only for the spouse who gives the consent;
          and
      (4) effective only with respect to the specific Beneficiary named in the consent unless the spouse voluntarily in such consent expressly permits subsequent elections of Beneficiaries without further spousal consent and acknowledges the spouse's right to limit the consent to a specific Beneficiary;
          provided that the consent of a Participant's spouse shall not be required if it is established to the satisfaction of the Plan Administrator that such consent may not be obtained because there is no spouse, or because the spouse cannot be located or because of such other circumstances as the Secretary of the Treasury may by regulations prescribe, and further provided that the Committee may provide a spousal consent form which provides that such consent, once given, is irrevocable.

     (b)  Treatment of Former Spouse as a Spouse Pursuant to a
          Qualified Domestic Relations Order ("QDRO"). To the extent provided in any QDRO as defined in Section 414(b) of the Code, if married to the Participant for at least one year, the former spouse of a Participant shall be treated as the surviving spouse of such Participant for purposes of Section 6.3 and providing consent in accordance with this Section 6.8.


<Page 66>


     6.9 Facility of Payment. If a Participant or Beneficiary is declared an incompetent or is a minor, and a conservator, guardian, or other person legally charged with his care has been appointed, or if any person shall have power of attorney with respect to the withdrawal or distribution of such Participant's or Beneficiary's benefits from an employee benefit plan, any benefits to which such Participant or Beneficiary is entitled shall be payable to such conservator, guardian, other person legally charged with his care, or other person with power of attorney. An Employer, the Trustee, the Committee and the Plan Administrator shall not be under any duty to see to the proper application of such payments made to a Participant, conservator, guardian, or relatives of a Participant.

6.10 Lump Sum Payment Without Election. Notwithstanding any other provision of this Article 6 and subject to Section 6.11, if a Participant or his surviving spouse or other Beneficiary is entitled to a distribution (including distributions with respect to Participants who had a Termination of Employment prior to June 1, 2000) and if the value of a Participant's vested Accrued Benefit does not exceed $5,000 (effective for distributions made on or after June 1, 2000), the Committee shall direct the immediate distribution of such benefit regardless of any election or consent of the Participant, his spouse or other Beneficiary. After a Participant's death, immediate distribution shall be made to any Beneficiary (other than a surviving spouse) without such Beneficiary's consent and regardless of whether the amount of the distribution exceeds $5,000. Unless otherwise provided in a QDRO, an immediate distribution shall be made to an alternate payee in any amount without the alternate payee's consent if distribution could be made to the Participant if the Participant had a Termination of Employment.

6.11 Direct Rollover to Another Plan. Notwithstanding any provision of this Plan to the contrary, a Participant, his surviving spouse or a former spouse who is an alternate payee under a QDRO (a "Distributee") may elect, at such time and in such manner as prescribed by the Committee, to have all or any portion of the benefits payable to such Distributee which constitutes an eligible rollover distribution as defined in
Section 402(c)(4) of the Code paid by the Trustee directly to the eligible retirement plan (as described in Section 401(a)(31)(D) of the Code) specified by such Distributee.

6.12 Request for Withdrawal or Distribution. Except as otherwise provided to the contrary in this Article 6, a distribution or withdrawal shall be paid only if the Participant or Beneficiary files a request for a distribution or withdrawal with the Committee in accordance with such rules and regulations as the Committee may prescribe. A distribution or withdrawal shall be paid within a reasonable period after the Committee receives a valid request for a distribution or withdrawal.

6.13 Deduction of Taxes from Amounts Payable. The Trustee may deduct from the amounts to be distributed hereunder such amounts as the Trustee, in his or its sole discretion, deems proper to protect the Trustee and the Trust against liability for the payment of death, succession, inheritance, income, or other federal, state or local taxes, and out of the money so deducted, the Trustee may discharge any such liability and pay the amount remaining to the Participant or his Beneficiary, as the case may be.


<Page 67>


6.14 Participant Loans. This Section 6.14 shall become effective on the later of July 1, 2000 or the first day commencing after the end of the Transition Period:
          (a) Loan Amount. Upon proper application of a Participant after the date specified in loan procedures adopted by the Committee, the Committee shall grant a loan to such Participant, for any reason, in such amount and for such period as the Committee shall determine, but not exceeding the lesser of:

              (1) $50,000, when added to all outstanding amounts
               loaned to the Participant from the Plan and all Related Plans, reduced by the excess (if any) of:

             (A) the Participant's highest outstanding balance of loans from the Plan and all Related Plans during the one-year period endin on the day before the date on which such loan is made, over

             (B) the Participant's outstanding balance of loans from the Plan and all Related Plans on the date on which such loan is made; or

             (2) 50% of the Participant's vested Accrued Benefit valued as of the most recent Valuation Date for which a valuation has been completed preceding the date of disbursement of the loan.

          (b) Loan Terms. Any loan made under this Section 6.14 shall, by its terms, be required to be repaid within five (5) years unless the loan is used to acquire a dwelling unit which within a reasonable time is to be used (determined at the time the loan is made) as a principal residence of the Participant.

(c) Level Amortization. All loans, except as provided in the regulations prescribed by the Secretary of the Treasury, shall be amortized over the term of the loan in substantially level payments not less frequently than quarterly. A Participant's loan shall be repaid by means of payroll deduction.
              (1)             Leaves of Absence.  Notwithstanding the foregoing
               provisions of this Section 6.14(c), a Participant's loan payments may be suspended for a period of up to one year while the Participant is on an unpaid Authorized Leave of Absence or unpaid Family Leave; provided that the loan must be repaid within the maximum term specified in Section 6.14(b) and the amount of each periodic loan payment due after the earlier of the Participant's resumption of active service or the first anniversary of the commencement of such leave may not be less than the amount of each periodic loan payment immediately prior to the commencement of such leave.


<Page 68>


(2)       Military Leave.  Notwithstanding the provisions of
Section 6.14(b) and (c), a Participant's loan repayments may be suspended as permitted under Section 414(u)(4) of the Code during periods of absence from employment due to service in the uniformed services as defined in chapter 43 of title 38 of the Code, whether or not such absence is a Qualified Military Leave.

(d)  Loans Granted on a Reasonably Equivalent Basis.  The
   Committee may grant loans and may direct the Trustee to lend Trust Fund assets to Participants, provided that such loans are available to all Participants on a reasonably equivalent basis, are not made available to Highly Compensated Employees in amounts greater than the amounts made available to other Employees, bear a reasonable rate of interest, and are adequately secured.

(e) Source of Loans. The Committee shall establish rules relating to the order in which funds shall be withdrawn from Accounts or Subaccounts; provided that the source of loans shall not include the Employer Profit Sharing Contribution Account.

(f) Security and Foreclosure. The loan and any accrued but unpaid interest with respect thereto shall constitute a first lien upon the interest of such Participant in the Accounts from and to the extent to which the loan is made and, to the extent that the loan may be unpaid at the time the Participant's Accounts become payable, shall be deducted from the amount payable to such Participant or his Beneficiary at the time of distribution of any portion of his Account. In the event that a Participant fails to repay a loan according to its terms and foreclosure occurs, the Plan may foreclose on the portion of the Participant's Accounts which secure the loan and which would be distributable to the Participant as of the earliest date on which the Participant could elect a distribution or withdrawal pursuant to Article 6. Such foreclosed amount shall be deemed to be a distribution.

(g) Loan Earmarked as a Separate Investment for Participant's Accounts. The note representing the loan shall be segregated in a separate fund held by the Trustee as a separate ear-marked investment solely for the account of the Participant. Interest and principal payments on a Participant's loan shall be credited to each of the Participant's Accounts in the ratio that the amount of the loan borrowed from the Account bears to the total amount of the loan borrowed from all of the Participant's Accounts.
               Interest and principal payments shall be invested in accordance with the Participant's investment election with regard to contributions under Section 7.9 in effect at the time such interest and principal payment is made.

          (h) Loans Subject to Terms and Conditions Imposed by Committee. Any loan made pursuant to this Section 6.14, subject to the foregoing requirements, shall be subject to such terms and conditions as the Committee may in its discretion impose. The Committee may adopt such non-discriminatory rules and regulations relating to loans to Participants as it may deem appropriate.


<Page 69>


                           ARTICLE 7.
                     Trustee and Trust Fund

     7.1 Trust Agreement. The Company and the Trustee have entered into a Trust Agreement which provides for the investment of the assets of the Plan and administration of the Trust Fund. The Trust Agreement, as from time to time amended, shall continue in force and shall be deemed to form a part of the Plan, and any and all rights or benefits which may accrue to any person under the Plan are subject to all the terms and provisions of the Trust Agreement.

7.2 Selection of Trustee. The Board of Directors shall select the Trustee in accordance with the Trust Agreement. The subsequent resignation or removal of a Trustee and the appointment of a successor Trustee and the approval of the Trustee's accounts shall be accomplished in the manner provided in the Trust Agreement.

7.3 Trustee's Duties. The powers, duties and responsibilities of the Trustee shall be as stated in the Trust Agreement, and nothing contained in this Plan either expressly or by implication shall be deemed to impose any additional powers, duties or responsibilities upon the Trustee. All contributions and Trust-to-Trust Transfers under the Plan shall be paid into the Trust, and all benefits payable under the Plan shall be paid from the Trust. An Employer shall have no rights or claims of any nature in or to the assets of the Trust Fund except the right to require the Trustee to hold, use, apply and pay such assets held by the Trustee, in accordance with the directions of the Committee, as applicable, for the exclusive benefit of the Participants and their Beneficiaries, except as otherwise provided in Sections 5.6 and 7.12.

7.4 Trust Expenses. All clerical, legal and other expenses of the Plan and the Trust and Trustee's fees, if any, shall be paid by the Trust except to the extent paid by an Employer. The Committee shall charge a Participant's Account for any administrative expenses incurred by the Plan directly related to such Account.

7.5 Trust Entity. The Trust under this Plan from its inception shall be a separate entity aside and apart from the Employers or their assets. The Trust, and the corpus and income thereof, shall in no event and in no manner whatsoever be subject to the rights or claims of any creditor of any Employer.

7.6 ERISA Section 404(c) Plan. This Plan is intended to be a plan described in Section 404(c) of ERISA and 29 C.F.R. 2550-404c-
1. As a result, the Plan's fiduciaries may be relieved of liability for any losses which are the direct and necessary result of investment instructions given by Participants or Beneficiaries.


<Page 70>


7.7 Separate Accounts. The Committee shall maintain separate Accounts for each Participant as described in Section 2.1 hereof. Contributions shall be credited to Participant's Accounts on the Valuation Date coinciding with or next following the date the contribution is actually received by the Trustee. Withdrawals and distributions shall be charged to a Participant's Accounts on the Valuation Date coinciding with or next preceding the date such withdrawal or distribution is made from the Participant's Accounts and no interest shall be credited after the date such withdrawal or distribution is charged to the Participant's Account. Earnings, gains and losses shall be credited or charged to a Participant's Accounts on the Valuation Date coinciding with or next following the date such amounts are actually credited or charged by the Investment Fund in which such Participant's Accounts are invested. Expenses shall be charged to a Participant's Accounts on the Valuation Date coinciding with or next preceding the date such expenses are actually paid by the Investment Fund in which such Participant's Accounts are invested.

7.8  Investment Funds.
          (a) The assets of the Trust Fund shall be invested in the Investment Funds designated by the Committee for the investment of Participants' Accounts. The Committee may, from time to time, designate additional Investment Funds with such investment characteristics as it deems appropriate. The Committee may also terminate any Investment Fund and may modify the investment characteristics of any Investment Fund as it deems appropriate. The designation, modification or termination of any Investment Fund shall be reflected in the records of the Committee and shall be communicated promptly to the Plan Administrator.

(b) In order to maintain appropriate or adequate liquidity and pending or pursuant to investment directions from the Committee or an investment manager, the Trustee is authorized to hold such portions of each of the Investment Funds as it deems necessary in cash or liquid short term cash equivalent investments or securities (including, but not limited to, United States government treasury bills, commercial paper, savings accounts, certificates of deposit, and common or commingled trust funds invested in such securities).
(c) Notwithstanding any provision in Section 7.9 or 7.10 to the contrary, the Committee may issue rules and regulations imposing such restrictions and limitations on the investment of contributions in, and transfers of Account balances among, the Investment Funds as it deems appropriate from time to time, consistent with the investment objectives of the respective Investment Funds and ease of administration of the Plan.

     7.9 Investment Elections with Respect to Contributions. Subject to Section 7.8, a Participant, Beneficiary (after the death of the Participant), or an alternate payee may direct the investment of his Elective Contributions, QNECs and QMACs, Rollover Contributions, Employer Matching Contributions, and Employer Profit Sharing Contributions and amounts transferred in Trust-to-Trust Transfers to the Plan among the Investment Funds in accordance with such rules and procedures as the Committee may establish or adopt. Subject to Section 7.8, a Participant's investment election made pursuant to this Section 7.9 shall continue in effect, notwithstanding any change in the amount of contributions to the Plan until such Participant shall change his investment election; provided, however, that the Committee may suspend Participant investment elections under this Section 7.9 as reasonably necessary in the event of a merger, transfer of assets or liabilities to or from this Plan, a change of Trustee or recordkeeper for the Plan, or for such other reason as determined by the Committee to be necessary and reasonable. In the event the Participant, Beneficiary, or alternate payee, as applicable, fails to make a valid election under this Section 7.9, his Accounts shall be invested in such Investment Fund(s) as the Committee designates for such purpose.


<Page 71>


     7.10 Investment Elections with Respect to Accounts.  Subject to
     Section 7.8, a Participant may elect to transfer all or any portion of his Account balances among the Investment Funds in accordance with such rules and procedures as the Committee may establish or adopt; provided, however, that the Committee may suspend Participant investment elections under this Section 7.10 as reasonably necessary in the event of a merger, transfer of assets or liabilities to or from this Plan, a change of Trustee or recordkeeper for the Plan, or for such other reason as determined by the Committee to be necessary and reasonable. Notwithstanding the foregoing, in the absence of a valid election to transfer funds when one of more Investment Funds becomes unavailable, the Committee shall direct the transfer of amounts invested in such Funds among the available Investment Funds.

     7.11 Trust Income. As of each Valuation Date, the fair market value of the Trust and of each Investment Fund shall be determined by the Trustee. The Trustee's determination of fair market value shall be final and conclusive on all persons. As of each Valuation Date, the Committee (or the Trustee on the Committee's behalf) shall determine the net income, gains or losses of the Trust Fund and of each separate Investment Fund since the preceding Valuation Date. The net income, gains or losses thus derived from the Trust shall be accumulated and shall from time to time be invested as a part of the Trust Fund. The Committee (or the Trustee on the Committee's behalf) shall proportionately allocate the net income, gains or losses of each Investment Fund among (a) the Participants' Accounts and (b) the suspense account maintained under Section 5.6(c) for unallocated Employer contributions, all as valued as of the preceding Valuation Date (reduced by any distributions therefrom since the preceding Valuation Date) by crediting (or charging) each such Account by an amount equal to the net income, gains or losses of each Investment Fund multiplied by a fraction, the numerator of which is the balance of such Account invested in such Investment Fund as of the preceding Valuation Date (reduced by any distributions therefrom since the preceding Valuation Date) and the denominator of which is the total value of all Accounts invested in such Investment Fund as of the preceding Valuation Date (reduced by any distributions therefrom since the preceding Valuation Date); provided, however, that for the purpose of allocating such income as of the first Valuation Date, the numerator and denominator of the preceding fraction shall be determined by using Account balances as of the first Valuation Date after all contributions are credited thereto and before income is allocated as provided in this Section 7.11. Periodically as provided in the Trust Agreement or, if not provided in the Trust Agreement, at least annually, the Trustee shall provide the Committee with a written report detailing the fair market value of the Trust and of each Investment Fund.

<Page 72>

          Notwithstanding the above, if the interest of a Participant's Accounts in an Investment Fund is denominated in shares or units of an investment company or common or collective trust fund, then income, gains or losses of such Investment Fund shall be reflected in the net asset value of such shares or units as determined by such investment company or common or collective trust fund.

     7.12 Right of the Employers to Trust Assets. Except as provided in Section 5.6 and subject to (a) and (b) below, the Employers shall have no right or claims to the Trust Fund except the right to require the Trustee to hold, use, apply, and pay such assets in its possession in accordance with the Plan for the exclusive benefit of the Participants or their Beneficiaries and for defraying the reasonable expenses of administering the Plan and Trust.

          (a) Return of Contributions Where Deduction is Disallowed. If, and to the extent that, a deduction for Employer Matching Contributions, Employer Profit Sharing Contributions, Elective Contributions or QNECs or QMACs under Section 404 of the Code is disallowed, Elective Contributions conditioned on deductibility will be distributed to the appropriate Participant and other Employer contributions conditioned upon deductibility will be returned to the appropriate Employer within one year after the disallowance of the deduction; and

(b) Return of Contributions Made Through Mistake of Fact. If, and to the extent that, an Employer Matching Contribution, Employer Profit Sharing Contribution, Elective Contribution or QNEC or QMAC is made through mistake of fact, Elective Contributions will be distributed to the appropriate Participant and other Employer contributions will be returned to the appropriate Employer within one year of the payment of the contribution.
     All Employer contributions are conditioned upon their being deductible under Section 404 of the Code, unless the Employer otherwise specifies at the time of contribution.

                           ARTICLE 8.
                         Administration

     8.1 Board of Directors Duties. The Board of Directors shall have overall responsibility for the establishment, amendment and termination of the Plan and shall appoint and remove (with or without cause) the Trustee and the members of the Committee to which is delegated the overall responsibility for the administration and operation of the Plan.


<Page 73>


8.2  Committee Membership.  The Committee shall consist of one
(1) or more members, who shall be appointed by the Board of Directors. The members of the Committee shall remain in office at the will of the Board of Directors and the Board of Directors may from time to time remove any of said members with or without cause and shall appoint any successors. In the absence of such appointment, the officer of the Company with responsibility for benefits and compensation shall be the Committee.

8.3 Committee Structure. Each member of the Committee may (but need not) be an officer, director or Employee of an Employer hereunder. Each person upon becoming a member of the Committee shall file an acceptance thereof in writing with the secretary of the Company and the other members of the Committee. Any member of the Committee may resign by delivering his written resignation to the secretary of the Company and the other members of the Committee, and such resignation shall become effective upon the date specified therein but not earlier than the date such written resignation is delivered to the secretary of the Company. Any member of the Committee who is an officer, director or Employee of an Employer shall automatically cease to be a member of the Committee on his ceasing to be an officer, director or Employee of an Employer, unless otherwise provided by the Board of Directors. In the event of a vacancy in membership, the remaining members shall constitute the Committee with full power to act until said vacancy is filled.

8.4 Committee Actions. The action of the Committee shall be determined by vote or other affirmative expression of a majority of its members. Action may be taken by the Committee at a meeting or in writing without a meeting. Any member may execute any certificate or other written direction on behalf of the Committee.

8.5  Committee Duties.  The Committee, on behalf of the
Participants and Beneficiaries of the Plan and Trust, shall administer the Plan and the Trust Agreement in accordance with the terms of the Plan and the Trust Agreement and shall have all powers necessary to accomplish that purpose, including, but not by way of limitation, the following:
          (a) To appoint and remove, as it deems advisable, the Plan Administrator. In the absence of such appointment, the Committee shall be the Plan Administrator;

(b) To issue rules, regulations and procedures necessary for the proper conduct and administration of the Plan and to change, alter, or amend such rules, regulations and procedures;
(c)  To construe the Plan and Trust Agreement;
(d) To determine, in it sole and exclusive authority, all questions arising in the administration of the Plan, including those relating to the eligibility of persons to become Participants, the rights of Participants, former Participants and their Beneficiaries, and Employer contributions, and its decision thereon shall be final and binding upon all persons hereunder;


<Page 74>


(e) To compute and certify to the Trustee the amount and kind of benefits payable to Participants or their Beneficiaries;
(f) To authorize all disbursements of the Trustee from the Trust Fund in accordance with the provisions of the Plan;
(g) To employ and suitably compensate such accountants and attorneys (who may but need not be the accountants or attorneys of the Company) and other persons to render advice and clerical employees as it may deem necessary to the performance of its duties;
(h) To communicate the Plan and its eligibility requirements to the Employees and to notify Employees when they become eligible to participate;
(i) To have prepared and furnished to Participants and Beneficiaries all information required under federal law or provisions of this Plan to be furnished to them;
(j) To have prepared and filed or published with the Department of Labor and the Department of Treasury or other governmental agency all reports and other information required under federal law;
(k) To make available to Participants upon request, for examination during business hours, such records as pertain exclusively to the examining Participant;
(l) To make all determinations, including factual determinations, as to the amount and manner of allocations and distributions of benefits;
(m)  To hear, review and determine claims for benefits;
(n) To determine, in its full and complete discretion, whether a domestic relations order constitutes a QDRO as provided in
Section 12.5 and whether a putative alternate payee otherwise qualifies for benefits under the Plan;
(o) To create and implement a "black-out" period, including the right to suspend distributions, withdrawals and Participant investment elections;
(p) To determine, in its full and complete discretion, whether the Plan has suffered a partial termination pursuant to Code
Section 411(d)(3) or a de facto termination;
(q) To determine whether the Participant's spouse has consented to the Participant's naming of a Beneficiary other than his spouse, that the consent of the Participant's spouse may not be obtained because there is no spouse, the spouse cannot be located or other circumstances prescribed by the Secretary of the Treasury by regulations; and


<Page 75>


(r) To determine that any and all forms, elections, designations and directions, except for spousal consent and as otherwise required by law, may be in traditional paper form or by electronic or telephonic means, as determined by the Committee from time to time.

     8.6 Correction of Errors. The Committee may correct any defect, supply any omission or reconcile any inconsistency, including, but not limited to, mathematical errors, in such manner and to such extent as the Committee shall deem necessary to carry out the purposes of the Plan. The Committee may adopt rules and regulations as it deems desirable for the conduct of the administration of the Plan. In all events, the Committee's decision in any matter shall be binding and conclusive as to all persons affected.

          (a) Underpayments. In the case of an error resulting in an understatement of a Participant's Account balance, the Company may in its sole discretion elect to contribute such amount as it shall determine to correct the error. Unless the Company so elects, the Committee, in its sole discretion, may correct such error by crediting or charging the adjustment required to make such correction to or against income or as an expense of the Trust for the Plan Year in which the correction is made. Except as provided in this Section 8.6, the Accounts of other Participants shall not be readjusted on account of such error.

(b) Improper Overpayments. The Committee shall, whenever it determines that a person has received benefit payments under this Plan in excess of the amount to which the person is entitled under the terms of the Plan, make a reasonable attempt to collect such overpayment from the person. If the person to whom such overpayments were made does not, within a reasonable time, make the requested repayment to the Trustee, the overpayment shall be considered as an advance payment of benefits, if any, and the Committee shall direct the Trustee to reduce all future benefits payable to that person, if any, by the amount of the overpayment.

     8.7 Committee and Plan Administrator Bonding and Expenses. The members of the Committee and the Plan Administrator shall serve without bond (except as otherwise required by federal law) and without compensation for their service as such; but all expenses of the Committee and the Plan Administrator, including compensation of the Trustee, accountants, attorneys and other persons who render advice or services to the Plan, shall be paid by the Trust except to the extent paid by the Employers.

8.8  Allocations and Delegations of Responsibility.
          (a) Delegations of Responsibility. The Board of Directors, the Committee, and the Plan Administrator, respectively, shall have the authority to delegate from time to time all or any part of his or its responsibilities under the Plan to such person or persons as he or it may deem advisable (and may authorize such person to delegate such responsibilities to such other person or persons as the delegating authority shall authorize), and in the same manner to revoke any such delegation of responsibility. Any such delegation or notice of revocation shall be effective upon notice to the delegate. Any action of the delegate in the exercise of such delegated responsibilities shall have the same force and effect for all purposes hereunder as if such action had been taken by the delegating authority. The Employers, the Board of Directors, the Committee, and the Plan Administrator shall not be liable for any acts or omissions of any such delegate. The delegate shall periodically report to the delegating authority concerning the discharge of the delegated responsibilities.


<Page 76>


(b) Allocations of Responsibility. The Board of Directors, the Committee, and, if the Plan Administrator is more than one person, the Plan Administrator shall have the authority to allocate from time to time, in writing, all or any part of its responsibilities under the Plan to one or more of its members as it may deem advisable, and in the same manner to revoke such allocation of responsibilities. Any action of the member to whom responsibilities are allocated in the exercise of such allocated responsibilities shall have the same force and effect for all purposes hereunder as if such action had been taken by the allocating authority. The Employers, the Board of Directors, the Committee, and the Plan Administrator shall not be liable for any acts or omissions of such member. The member to whom responsibilities have been allocated shall periodically report to the allocating authority concerning the discharge of the allocated responsibilities.

     8.9 Information To Be Supplied by Employers. Employers shall provide the Committee, the Plan Administrator and the Trustee or their delegates with such information as they shall from time to time determine to be necessary in the discharge of their duties. The Committee, the Plan Administrator and the Trustee may rely conclusively on the information certified to it by an Employer.

8.10 Records. The regularly kept records of the Committee, the Plan Administrator, the Company and the other Employers shall be conclusive evidence of the Vesting Service of a Participant, his Compensation, his age, his marital status, his status as an Eligible Employee, and all other matters contained in such records applicable to this Plan provided that a Participant may request a correction in the record of his age at any time prior to retirement, and such correction shall be made if within ninety
(90) days after such request he furnishes in support thereof a birth certificate, or other documentary proof of age satisfactory to the Committee.

8.11 Fiduciary Capacity. Any person or group of persons may serve in more than one fiduciary capacity with respect to the Plan.

8.12 Committee/Plan Administrator Decisions Final. The Committee and the Plan Administrator shall have discretion to determine all matters within their respective jurisdictions. The decisions of the Committee and of the Plan Administrator shall be final, binding and conclusive upon the Employers, and the Trustee and upon each Employee, Participant, former Participant, Beneficiary and every other person or party interested or concerned.


<Page 77>


8.13 Fiduciary as Participant. A fiduciary who is also a Participant or a Beneficiary shall receive any benefit to which he may be entitled as a Participant or Beneficiary in the Plan so long as such benefit is computed and paid on a basis that is consistent with the terms of the Plan as applied to all other Participants and Beneficiaries.
                           ARTICLE 9.
                        Claims Procedure

     9.1 Initial Claim for Benefits. Each Participant or Beneficiary (a "Claimant") may submit his claim for benefits to the Committee (or to such other person or persons as may be designated by the Committee) in writing in such form as is provided or approved by the Committee, which claim shall designate the date upon which the Claimant desires his benefits to commence. A Claimant shall have no right to seek review of a denial of benefits, or to bring any action in any court to enforce a claim for benefits prior to his filing a claim for benefits and exhausting his rights to review under Sections 9.1 and 9.2.

          When a claim for benefits has been filed properly, such claim for benefits shall be evaluated and the Claimant shall be notified of its approval or the denial within ninety (90) days after the receipt of such claim unless special circumstances require an extension of time for processing the claim. If such an extension of time for processing is required, written notice of the extension shall be furnished to the Claimant prior to the termination of the initial ninety (90) day period which shall specify the special circumstances requiring an extension and the date by which a final decision will be reached (which date shall not be later than one hundred and eighty (180) days after the date on which the claim was filed). A Claimant shall be given a written notice in which the Claimant shall be advised as to whether the claim is granted or denied, in whole or in part. If a claim is denied, in whole or in part, the Claimant shall be given written notice which shall contain (1) the specific reasons for the denial, (2) references to pertinent plan provisions upon which the denial is based, (3) a description of any additional material or information necessary to perfect the claim and an explanation of why such material or information is necessary, and (4) the Claimant's rights to seek review of the denial.

     9.2 Review of Claim Denial. If a claim is denied, in whole or in part (or if within the time periods presented in Section 9.1 the Claimant has not received an approval or a denial and the claim is therefore deemed denied), the Claimant shall have the right to request that the Committee review the denial, provided that the Claimant files a written request for review with the Committee within sixty (60) days after the date on which the Claimant received written notification of the denial. A Claimant (or his duly authorized representative) may review pertinent documents and submit issues and comments in writing to the Committee. Within sixty (60) days after such request for review is received, the review shall be made and the Claimant shall be advised in writing of the decision on review, unless special circumstances require an extension of time for processing the review, in which case the Claimant shall be given a written notification within such initial sixty (60) day period specifying the reasons for the extension and when such review shall be completed (provided that such review shall be completed within one hundred and twenty (120) days after the date on which the request for review was filed). The decision on review shall be forwarded to the Claimant in writing and shall include specific reasons for the decision and references to plan provisions upon which the decision is based. A decision on review shall be final and binding on all persons for all purposes. If a Claimant shall fail to file a request for review in accordance with the procedures described in Sections 9.1 and 9.2, such Claimant shall have no right to review and shall have no right to bring action in any court and the denial of the claim shall become final and binding on all persons for all purposes.


<Page 78>


9.3 Limitation on Filing Suit. No Claimant shall have a right to bring action in any court more than ninety (90) days after the notification to the Claimant of the decision on review under
Section 9.2.
                           ARTICLE 10.
              Amendment and Termination of the Plan

     10.1 Plan Termination. It is the present intention of the Company that it will continue the Plan and the payment of contributions indefinitely, but the continuation of the Plan and the payment of Employer contributions is not assumed as a contractual obligation of the Company or any other Employer; and the right is reserved by the Company and each other Employer at any time to reduce, suspend or discontinue its contributions hereunder, and the right is reserved by the Company to terminate the Plan at any time, provided, however, that the termination of the Plan or the reduction, suspension or discontinuance of contributions hereunder shall not have any retroactive effect as to deprive any Participant or Beneficiary of any benefit already accrued.

10.2 Amendments. The Company may amend, modify, change, revise, discontinue or terminate the Plan at any time; provided that, except as provided in Sections 5.6 and 7.12, no amendment shall:
(a) materially increase the duties or liabilities of the Trustee, the Committee or the Plan Administrator without the consent of the entity affected; (b) have the effect of vesting in any Employer any interest in any funds, securities or other property subject to the terms of this Plan and the Trust Agreement;
(c) authorize or permit at any time any part of the corpus or income of the Trust Fund to be used or diverted to purposes other than for the exclusive benefit of Participants and their Beneficiaries; or (d) have any retroactive effect as to deprive any Participant or Beneficiary of any benefit already accrued; provided, however, that no amendment made in conformance to provisions of the Code, or any other statute relating to employees' trusts, or any official regulations or ruling issued pursuant thereto, shall be considered prejudicial to the rights of any Participant or Beneficiary. In the event the Committee makes an election under Section 2.28 (the definition of Highly Compensated Employee) or with regard to the discrimination rules in Section 5.1(b) or Section 5.2, or creates a schedule in accordance with Section 4.6, such elections and such schedules shall constitute amendments to the Plan for the applicable Plan Years. Notwithstanding anything in this Section 10.2 to the contrary, the Committee may amend Section 6.14 of the Plan, other than Section 6.14(a), (d) and (f).


<Page 79>


10.3 Payment Upon Termination. Upon termination of the Plan or complete discontinuance of Employer contributions, the unvested portion of each Participants' Accrued Benefit that has not been forfeited pursuant to Section 6.5(d) prior to the termination of the Plan or complete discontinuance of Employer contributions shall become fully vested and nonforfeitable. Upon a partial termination of the Plan, the Accrued Benefit of each former Active Participant who lost status as a Active Participant because of such partial termination shall become fully vested and nonforfeitable. In the event of termination of the Plan and after payment of all expenses, the Committee may direct that either (a) each Participant and each Beneficiary of a deceased Participant receive his entire Accrued Benefit as soon as reasonably possible or (b) the Trust be continued and Participants' Accrued Benefits be distributed at such times and in such manner as provided in Article 6 in which case continued allocations of net income, gains, losses and expenses of the Trust Fund as provided in Section 7.11 shall be made.

10.4 Withdrawal from the Plan by an Employer. While it is not the present intention of any Employer to withdraw from the Plan and Trust Agreement, any Employer other than the Company may withdraw from the Plan and Trust Agreement, under such terms and conditions as the Board of Directors may prescribe, by delivery to the Trustee and the Company of notice of its election to so withdraw. An Employer who ceases to be a Related Entity shall automatically withdraw from the Plan effective as of the date such Employer ceases to be a Related Entity.
                           ARTICLE 11.
                      Top Heavy Provisions

     11.1 Application. The definitions in Section 11.2 shall apply under this Article 11 and the special rules in Section 11.3 shall apply, notwithstanding any other provisions of the Plan, for any Plan Year in which the Plan is a Top Heavy Plan and for such other Plan Years as may be specified herein. Anything in this
     Article 11 to the contrary notwithstanding, if the Plan is a multiemployer plan described in Code Section 414(f), or a multiple employer plan as described in Code Section 413(c), the provisions of this Article 11 shall be applied separately to each Employer and Related Entity taking account of benefits under the plan provided to employees of the Employer or Related Entity because of service with that Employer or Related Entity.

11.2 Special Top Heavy Definitions. The following special definitions shall apply under this Article 11:
          (a) "Aggregate Employer Contributions" means the sum of all Employer contributions under this Plan allocated for a Participant to the Plan and employer contributions and forfeitures allocated for the Participant to all Related Defined Contribution Plans in the Aggregation Group; provided, however, that for Plan Years beginning before January 1, 1985, employer contributions attributable to salary reduction or similar arrangement under the Plan and Related Defined Contribution Plans shall not be included in Aggregate Employer Contributions, and with respect to Non-Key Employees for Plan Years beginning after December 31, 1988, Elective Contributions and Employer Matching Contributions under the Plan and employer contributions attributable to salary reduction or similar arrangement and matching contributions (within the meaning of Section 401(m)(4)(A) of the Code) under the Plan and Related Defined Contribution Plans shall not be included in Aggregate Employer Contributions.


<Page 80>


(b)  "Aggregation Group" means the group of plans in a Mandatory
Aggregation Group, if any, that includes the Plan, unless the inclusion of Related Plans in the Permissive Aggregation Group would prevent the Plan from being a Top Heavy Plan, in which case
"Aggregation Group" means the group of plans consisting of the Plan and each other Related Plan in a Permissive Aggregation
Group with the Plan.
               (1)"Mandatory Aggregation Group" means each plan
                (considering the Plan and Related Plans) that, during the Plan Year that contains the Determination Date or any of the four preceding Plan Years,

                  (A)  had a participant who was a Key Employee, or

                  (B) was necessary to be considered with a plan in which a Key Employee participated in order to enable the plan in which the Key Employee participated to meet the requirements of
                  Section 401(a)(4) or 410 of the Code.

               If the Plan is not described in (A) or (B) above, it shall not be part of a Mandatory Aggregation
               Group.

               (2)"Permissive Aggregation Group" means the group of
                plans consisting of (A) the plans, if any, in a Mandatory Aggregation Group with the Plan, and (B) any other Related Plan, that, when considered as a part of the Aggregation Group, does not cause the Aggregation Group to fail to satisfy the requirements of Section 401(a)(4) and Section 410 of the Code. A Related Plan in (B) of the preceding sentence may include a simplified employee pension plan, as defined in Code Section 408(k), and a collectively bargained plan, if when considered as a part of the Aggregation Group such plan does not cause the Aggregation Group to fail to satisfy the requirements of
                Section 401(a)(4) and Section 410 of the Code considering, if the plan is a multiemployer plan as described in Code Section 414(f) or a multiple employer plan as described in Code Section 413(c), benefits under the plan only to the extent provided to employees of the employer because of service with the employer and, if the plan is a simplified employee pension plan, only the employer's contribution to the plan.

          (c) "Determination Date" means, with respect to a Plan Year, the last day of the preceding Plan Year or, in the case of the first Plan Year, the last day of such Plan Year. If the Plan is aggregated with other plans in the Aggregation Group, the Determination Date for each other plan shall be, with respect to any Plan Year, the Determination Date for each such other plan which falls in the same calendar year as the Determination Date for the Plan.


<Page 81>


(d) "Key Employee" means, for the Plan Year containing the Determination Date, any person or the Beneficiary of any person who is an Employee or former Employee of an Employer or a Related Entity as determined under Code Section 416(i) and who, at any time during the Plan Year containing the Determination Date or any of the four (4) preceding Plan Years (the "Measurement Period"), is a person described in paragraph (1), (2), (3) or
(4), subject to paragraph (5).
            (1) An officer of the Employer or Related Entity who:

                (A) in any Measurement Period, in the case of a Plan Year beginning after December 31, 1983, is an officer during the Plan Year and has annual Compensation for the Plan Year in an amount greater than fifty percent of the amount in effect under Section 415(b)(1)(A) of the Code for the calendar year in which such Plan Year ends ($130,000 in 1999, as adjusted for cost-of-living increases in accordance with regulations prescribed by the Secretary of the Treasury or his delegate pursuant to the provisions of Section 415(d) of the Code); and

(B) in any Measurement Period, in the case of a Plan Year beginning on or before December 31, 1983, is an officer during the Plan Year, regardless of his Compensation (except to the extent that applicable law, regulations and rulings indicate that the fifty percent (50%) requirement set forth in subparagraph (A) above is applicable).
          No more than a total of fifty (50) persons (or, if lesser, the greater of three (3) persons or ten percent
          (10%) of all persons or Beneficiaries of persons who are employees or former employees) shall be treated as Key Employees under this paragraph (1) for any Measurement Period. In the case of an Employer or Related Entity which is not a corporation:
                    (C) in any Measurement Period, in the case of a Plan Year beginning on or before February 28, 1985 no persons shall be treated as Key Employees under this paragraph (1); and

(D) in any Measurement Period, in the case of a Plan Year beginning after February 28, 1985, the term "officer" as used in this subsection shall include administrative executives as described in Section 1.416-1(T-13) of the Treasury Regulations.


<Page 82>


     (2)One (1) of the ten (10) persons who, during a
                Plan Year in the Measurement Period:

                    (A) have annual Compensation from the Employer or a Related Entity for such Plan Year greater than the amount in effect under Section 415(c)(1)(A) of the Code for the calendar year in which such Plan Year ends ($30,000 in 1999, as adjusted in accordance with regulations prescribed by the Secretary of the Treasury or his delegate pursuant to the provisions of Section 415(d) of the Code); and

(B)  own (or are considered as owning within the meaning of Code
Section 318) in such Plan Year the largest percentage interests in the Employer or a Related Entity, in such Plan Year, provided that no person shall be treated as a Key Employee under this paragraph (2) unless he owns more than one-half percent (1/2%) interest in the Employer or a Related Entity.
          No more than a total of ten (10) persons or Beneficiaries of persons who are employees or former employees shall be treated as Key Employees under this paragraph (2) for any Measurement Period.
               (3) A person who, for a Plan Year in the Measurement
                Period, is a more than five percent (5%) owner (or is considered as owning more than five percent (5%) within the meaning of Code
                Section 318) of the Employer or a Related Entity.

(4)       A person who, for a Plan Year in the Measurement
Period, is a more than one percent (1%) owner (or is considered as owning more than one percent (1%) within the meaning of Code
Section 318) of the Employer or a Related Entity and has an annual Compensation for such Plan Year from the Employer and Related Entities of more than $150,000.
(5) If the number of persons who meet the requirements to be treated as Key Employees under paragraph (1) or (2) exceeds the limitation on the number of Key Employees to be counted under paragraph (1) or (2), those persons with the highest annual
Compensation in a Plan Year in the Measurement Period for which the requirements are met and who are within the limitation on the number of Key Employees will be treated as Key Employees.
          If the requirements of paragraph (1) or (2) are met by a person in more than one (1) Plan Year in the Measurement Period, each person will be counted only once under paragraph (1) or (2):
              (A)  under paragraph (1), the Plan Year in the Measurement
               Period in which a person who was an officer and had the highest annual Compensation shall be used to determine whether the person will be treated as a Key Employee under the preceding sentence;


<Page 83>


             (B) under paragraph (2), the Plan Year in the Measurement Period in which the ownership percentage interest is the greatest shall be used to determine whether the person will be treated as a Key Employee under the preceding sentence.

          Notwithstanding the above provisions of paragraph (5), a person may be counted in determining the limitation under both paragraphs (1) and (2). In determining the sum of the Present Value of Accrued Benefits for Key Employees under subsection of this Section, the Present Value of Accrued Benefits for any person shall be counted only once.

          (e) "Non-Key Employee" means a person with an accrued benefit or account balance in the Plan or any Related Plan in the Aggregation Group at any time during the Measurement Period who is not a Key Employee, and any Beneficiary of such a person.

(f)  "Present Value of Accrued Benefits" means, for any Plan
Year, an amount equal to the sum of (1), (2) and (3), subject to

(4), for each person who, in the Plan Year containing the Determination Date, was a Key Employee or a Non-Key Employee.

              (1)             The value of a person's Accrued Benefit under the
               Plan and each Related Defined Contribution Plan in the Aggregation Group, determined as of the valuation date coincident with or immediately preceding the Determination Date, adjusted for contributions due as of the Determination Date, as follows:

                  (A)  in the case of a plan not subject to the minimum funding requirements of Section 412 of the Code, by including the amount of any contributions actually made after the valuation date but on or before the Determination Date, and, in the first plan year of a plan, by including contributions made after the Determination Date that are allocated as of a date in that first plan year; and

(B) in the case of a plan that is subject to the minimum funding requirements, by including the amount of any contributions that would be allocated as of a date not later than the Determination Date, plus adjustments to those amounts as required under applicable rulings, even though those amounts are not yet required to be contributed or allocated (e.g., because they have been waived) and by including the amount of any contributions actually made (or due to be made) after the valuation date but before the expiration of the extended payment period in Section 412(c)(10) of the Code.


<Page 84>


              (2)             The sum of the actuarial present values of a
               person's accrued benefits under each Related Defined Benefit Plan in the Aggregation Group, expressed as a benefit commencing at Normal Retirement Date (or the person's attained age, if later) determined based on the following actuarial assumptions:

                    (A)  Interest rate: 5%; and

          (B)    Post Retirement Mortality:  1984 Unisex Pension Table;
          and determined in accordance with Code Section 416(g), provided, however, that the accrued benefit of any Non-
          Key Employee shall be determined under the method which is used for accrual purposes for all Related Defined
          Benefit Plans or, if no single accrual method is used in all such plans, such accrued benefit shall be determined as if such benefit accrued not more rapidly than the slowest accrual rate permitted under Code
          Section 411(b)(1)(C). The present value of an accrued benefit for any person who is employed by an employer maintaining a plan on the Determination Date is determined as of the most recent valuation date which is within a 12-month period ending on the Determination
          Date, provided, however, that:
               (C) for the first plan year of the plan, the present value for an employee is determined as if the employee had a Termination of Employment (i) on the Determination Date or (ii) on such valuation date but taking into account the estimated accrued benefit as of the Determination Date; and

(D) for the second and subsequent plan years of the plan, the accrued benefit taken into account for an employee is not less than the accrued benefit taken into account for the first plan year unless the difference is attributable to using an estimate of the accrued benefit as of the Determination Date for the first plan year and using the actual accrued benefit as of the Determination Date for the second plan year.
          For purposes of this paragraph (2), the valuation date is the valuation date used by the plan for computing plan costs for minimum funding, regardless of whether a valuation is performed that year.
          If the plan provides for a nonproportional subsidy as described in Treasury Regulations Section 1.416-1(T-
          27), the present value of accrued benefits shall be determined taking into account the value of nonproportional subsidized early retirement benefits and nonproportional subsidized benefit options.



<Page 85>


         (3) The aggregate value of amounts distributed during the plan year that includes the Determination Date or any of the four preceding plan years including amounts distributed under a terminated plan which, if it had not been terminated, would have been in the Aggregation Group.

(4) The following rules shall apply in determining the Present Value of Accrued Benefits:
                    (A) Amounts attributable to qualified voluntary employee contributions, as defined in Section 219(e) of the Code, shall be excluded.

(B) In computing the Present Value of Accrued Benefits with respect to rollovers or plan-to-plan transfers, the following rules shall be applied to determine whether amounts which have been distributed during the five (5) year period ending on the Determination Date from or accepted into this Plan or any plan in the Aggregation Group shall be included in determining the Present Value of Accrued Benefits:

                (i) Unrelated Transfers accepted into the Plan or any plan in the Aggregation Group after December 31, 1983 shall not be included.

(ii) Unrelated Transfers accepted on or before December 31, 1983 and all Related Transfers accepted at any time into the Plan or any plan in the Aggregation Group shall be included.

(iii) Unrelated Transfers made from the Plan or any plan in the Aggregation Group shall be included.

(iv) Related Transfers made from the Plan or any plan in the Aggregation Group shall not be included by the transferor plan
(but shall be counted by the accepting plan).

           (v) The Accrued Benefit of any individual who has not performed services for an Employer maintaining the Plan at any time during the five (5) year period ending on the Determination Date shall be excluded.

          (g) "Related Transfer" means a rollover or a plan-to-plan transfer which is either not initiated by the Employee or is made between plans each of which is maintained by a Related Entity.


<Page 86>


(h) A "Top Heavy Aggregation Group" exists in any Plan Year for which, as of the Determination Date, the sum of the Present Value of Accrued Benefits for Key Employees under all plans in the Aggregation Group exceeds sixty percent (60%) of the sum of the Present Value of Accrued Benefits for all employees under all plans in the Aggregation Group; provided that, for purposes of determining the sum of the Present Value of Accrued Benefits for all employees, there shall be excluded the Present Value of Accrued Benefits of any Non-Key Employee who was a Key Employee for any Plan Year preceding the Plan Year that contains the Determination Date. For purposes of applying the special rules herein with respect to a Super Top Heavy Plan, a Top Heavy Aggregation Group will also constitute a "Super Top Heavy Aggregation Group" if in any Plan Year as of the Determination Date the sum of the Present Value of Accrued Benefits for Key Employees under all plans in the Aggregation Group exceeds ninety percent (90%) of the sum of the Present Value of Accrued Benefits for all employees under all plans in the Aggregation Group.

(i) "Top Heavy Plan" means the Plan in any Plan Year in which the Plan is a member of a Top Heavy Aggregation Group, including a Top Heavy Aggregation Group consisting solely of the Plan. For purposes of applying the rules herein with respect to a Super Top Heavy Plan, a Top Heavy Plan will also constitute a "Super Top Heavy Plan" if the Plan in any Plan Year is a member of a Super Top Heavy Aggregation Group, including a Super Top Heavy Aggregation Group consisting solely of the Plan.

(j) "Unrelated Transfer" means a rollover or a plan-to-plan transfer which is both initiated by the Employee and (a) made from a plan maintained by a Related Entity to a plan maintained by an employer which is not a Related Entity or (b) made to a plan maintained by a Related Entity from a plan maintained by an employer which is not a Related Entity.

     11.3 Special Top Heavy Provisions. For each Plan Year in which the Plan is a Top Heavy Plan, the following rules shall apply, except that the special provisions of this Section 11.3 shall not apply with respect to any employee included in a unit of employees covered by an agreement which the Secretary of Labor finds to be a collective-bargaining agreement between employee representatives and one or more Employers if there is evidence that retirement benefits were the subject of good faith bargaining between such employee representative and the Employer or Employers:

          (a) Minimum Employer Contributions. In any Plan Year in which the Plan is a Top Heavy Plan, the Employers shall make additional Employer Contributions to the Plan as necessary for each Participant who is employed on the last day of the Plan Year and who is a Non-Key Employee to bring the amount of his Aggregate Employer Contributions for the Plan Year up to at least three percent (3%) of his Compensation, or if the Plan is not required to be included in an Aggregation Group in order to permit a Related Defined Benefit Plan in the Aggregation Group to satisfy the requirements of Section 401(a)(4) or Section 410 of the Code, such lesser amount as is equal to the largest percentage of a Key Employee's Compensation allocated to the Key Employee as Aggregate Employer Contributions, unless such Participant is a Participant in a Related Defined Benefit Plan and receives a minimum benefit thereunder in accordance with Section 416(c) of the Code in which case such Participant shall not receive a minimum contribution under this Section 11.3(a).

<Page 87>


               For purposes of determining whether a Non-Key
          Employee is a Participant entitled to have minimum
          Employer Contributions made on his behalf, a Non-Key
          Employee will be treated as a Participant even if he is not otherwise a Participant (or accrues no benefit) under the Plan because:
               (1)             he has failed to complete the requisite number of
                Hours of Service (if any) after becoming a Participant in the Plan,

(2) he is excluded from participation in the Plan (or accrues no benefit) merely because his compensation is less than a stated amount, or

(3) he is excluded from participation in the Plan (or accrues no benefit) merely because of a failure to make mandatory employee contributions or, if the Plan is a 401(k) plan, because of a failure to make Elective Contributions.
          (b) Vesting. For each Plan Year in which the Plan is a Top Heavy Plan and any Plan Year thereafter, the Employer Profit Sharing Contribution Account of a Participant who has at least one Hour of Service after the Plan becomes a Top Heavy Plan and who has completed three (3) or more Years of Vesting Service shall become fully vested and nonforfeitable.

(c) Limitations. For Plan Years commencing prior to January 1, 2000, in computing the limitations under Section 5.1 hereof for years in which the Plan is a Top Heavy Plan, the special rules of
Section 416(h) of the Code shall be applied in accordance with applicable regulations and rulings so that, in determining the denominator of the Defined Contribution Plan Fraction and the Defined Benefit Plan Fraction, at each place at which "1.25" would have been used, "1.00" shall be substituted, and by substituting $41,500 for $51,875 in the numerator of the transition fraction described in Section 415(e)(6)(B) of the Code, unless the Plan is not a Super Top Heavy Plan and the special requirements of Section 416(h)(2) of the Code have been satisfied. This Section 11.3(c) shall not apply to any Plan Year commencing after December 31, 1999.


<Page 88>


(d) Transition Rule for a Top Heavy Plan. Notwithstanding the provisions of Section 11.3(c), for each Plan Year commencing prior to January 1, 2000 in which the Plan is a Top Heavy Plan and in which the Plan does not meet the special requirements of
Section 416(h)(2) of the Code in order to use 1.25 in the denominator of the Defined Contribution Plan Fraction and the Defined Benefit Plan Fraction, if an Employee was a participant in one or more defined benefit plans and in one or more defined contribution plans maintained by the employer before the plans became Top Heavy Plans and if such Participant's Combined Fraction exceeds 1.00 because of accruals and additions that were made before the plans became Top Heavy Plans, a factor equal to the lesser of 1.25 or such lesser amount (but not less than 1.00) as shall be needed to make the Employee's Combined Fraction equal to 1.00 shall be used in the denominator of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction if there are no further accruals or annual additions under any Top Heavy Plans until the Participant's Combined Fraction is not greater than 1.00 when a factor of 1.00 is used in the denominators of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction. Any provisions herein to the contrary notwithstanding, for Plan Years commencing prior to January 1, 2000, if the Plan is a Top Heavy Plan and the Plan does not meet the special requirements of Section 416(h)(2) of the Code in order to use 1.25 in the denominators of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction, there shall be no further Annual Additions for a Participant whose Combined Fraction is greater than 1.00 when a factor of 1.00 is used in the denominator of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction, until such time as the Participant's Combined Fraction is not greater than 1.00. This
Section 11.3(d) shall not apply to any Plan Year commencing after December 31, 1999.

(e) Transition Rule for a Super Top Heavy Plan. Notwithstanding the provisions of Sections 11.3(c) and 11.3(d), for each Plan Year commencing prior to January 1, 2000 in which the Plan is a Super Top Heavy Plan, (1) if an Employee was a participant in one or more defined benefit plans and in one or more defined contribution plans maintained by the Employer before the plans became Super Top Heavy Plans, and (2) if such Participant's Combined Fraction exceeds 1.00 because of accruals and additions that were made before the plans became Super Top Heavy Plans and if immediately before the plans became Super Top Heavy Plans the Combined Fraction as then computed did not exceed 1.00, then a factor equal to the lesser of 1.25 or such lesser amount (but not less than 1.00) as shall be needed to make the Employee's Combined Fraction equal to 1.00 shall be used in the denominator of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction if there are no further accruals or annual additions under any Super Top Heavy Plans until the Participant's Combined Fraction is not greater than 1.00 when a factor of 1.00 is used in the denominators of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction. Any provisions herein to the contrary notwithstanding, for Plan Years commencing prior to January 1, 2000, if the Plan is a Super Top Heavy Plan, there shall be no further Annual Additions for a Participant whose Combined Fraction is greater than 1.00 when a factor of
1.00 is used in the denominator of the Defined Benefit Plan Fraction and the Defined Contribution Plan Fraction until the Participant's Combined Fraction is not greater than 1.00. This
Section 11.3(e) shall not apply to any Plan Year commencing after December 31, 1999.


<Page 89>

(f) Terminated Plan. If the Plan becomes a Top Heavy Plan after it has formally been terminated, has ceased contributions and has been or is distributing all Plan assets to Participants and their Beneficiaries as soon as administratively feasible or if a terminated plan has distributed all benefits of participants and their Beneficiaries, the provisions of Section 11.3 shall not apply to the Plan.

(g) Frozen Plans. If the Plan becomes a Top Heavy Plan after contributions have ceased under the Plan but all assets have not been distributed to Participants or their Beneficiaries, the provisions of Section 11.3 shall apply to the Plan.

                           ARTICLE 12.
                    Miscellaneous Provisions

     12.1 Employer Joinder. Any Related Entity may, with the approval of the Company and subject to such terms and conditions as the Company may prescribe, adopt the Plan and Trust Agreement.

     12.2 Actions by Employer. Any actions to be taken hereunder by the Company or any Employer shall be taken by its board of directors or its delegate or, in the case of an entity other than a corporation, by an equivalent governing body or delegate.

12.3 Plan Merger. The Plan shall not merge or consolidate with or transfer any assets or liabilities to any other plan, unless each Participant would receive a benefit immediately after the merger, consolidation or transfer (if the Plan were then terminated) which is equal to or greater than the benefit to which he would have been entitled immediately before the merger, consolidation, or transfer (if the Plan were then terminated).
     12.4 Non-Alienation of Benefits.

          (a) In General. No benefit payable at any time under this Plan shall be subject in any manner to alienation, sale, transfer, assignment, pledge, attachment, or other legal processes, or encumbrance of any kind, other than federal tax levies and judgments which are enforceable under federal law. Any attempt to alienate, sell, transfer, assign, pledge or otherwise encumber any such benefits, whether currently or thereafter payable, shall be void. No benefit, nor any fund which may be established for the payment of such benefit, shall, in any manner, be liable for or subject to the debts or liabilities of any person entitled to such benefit.

          (b)  Exception for Certain Domestic Relations Orders.
          Notwithstanding Section 12.4(a), the Trustee


<Page 90>


               (1) shall comply with an order entered on or after
                January 1, 1985, determined by the Committee to be a QDRO as provided in Section 12.5,

(2) shall comply with a domestic relations order entered before January 1, 1985, if benefits are already being paid under such order, and
(3) may treat an order entered before January 1, 1985, as a QDRO even if it does not meet the requirements of Section 12.5.
     12.5 Qualified Domestic Relations Order.

          (a) "Qualified Domestic Relations Order" or "QDRO" means any judgment, decree, or order (including approval of a property settlement agreement):

               (1) which is made pursuant to a state domestic
                relations law (including a community property law),

(2) which relates to the provision of child support, alimony payments, or marital property rights to a spouse, former spouse, child, or other dependent of a Participant,

(3) which creates or recognizes the existence of an alternate payee's right to receive all or a portion of the Participant's Accrued Benefit under the Plan, and

(4)       with respect to which the requirements of paragraphs
          (b) and (c) are met.

(b) Information Required in a QDRO. A domestic relations order can be a QDRO only if such order clearly specifies:

               (1) the name and the last known mailing address, if
                any, of the Participant and the name and mailing address of each alternate payee covered by the order,

(2)       the amount or percentage of the Participant's Accrued
Benefit to be paid by the Plan to each such alternate payee, or the manner in which such amount or percentage is to be determined,

(3) the number of payments or period to which such order applies, and

(4)       each Plan to which such order applies.
          (c) Provisions Prohibited in a QDRO. A domestic relations order can be a QDRO only if such order does not:


<Page 91>



               (1)             require the Plan to provide any type or form of
                benefit, or any option not otherwise provided under the Plan,

(2)       require the Plan to provide increased benefits
(determined on the basis of actuarial value), or

(3) require the payment of benefits to an alternate payee which are required to be paid to another alternate payee under another order previously determined to be a QDRO.
          (d) Nondisqualifying Provisions. A domestic relations order shall not be treated as failing to meet the requirements of
          Section 12.5(c)(1) solely because such order requires that payment of benefits be made to an alternate payee:

               (1)             in the case of any payment before a Participant
                has had a Termination of Employment, on or after the earlier of:

                   (A)  the date on which the Participant is entitled to receive benefits under the Plan, or

(B) the Participant's "earliest retirement age" which shall mean the later of:
                         (i)  the date the Participant attains age 50, or

(ii) the earliest date on which the Participant could begin receiving benefits under the Plan if the Participant had a Termination of Employment, and
               the order may provide for distribution at any time,

               (2) as if the Participant had retired on the date on
                which such payment is to begin under such order, and

(3)in any form in which such benefits may be paid under the Plan to the Participant (other than in the form of a qualified joint and survivor annuity with respect to the alternate payee and his or her subsequent spouse).

       (e) Treatment of Former Spouse as the Participant's Spouse. To the extent provided in any QDRO, the former spouse of a Participant shall be treated as the surviving spouse of such Participant for purposes of consenting to the naming of another Beneficiary to the extent provided in Sections 6.3 and 6.8.

(f) Alternate Payee as Beneficiary. An alternate payee shall be considered a Beneficiary under the terms of this Plan until the alternate payee's benefits are distributed, unless the Plan provides otherwise.


<Page 92>


(g) Separate Accounting of Amounts Payable Pursuant to a QDRO. In the case of any domestic relations order received by the Plan, the Committee shall separately account for the amounts payable under the domestic relations order. If it is determined that the order is not a QDRO, the amounts separately accounted for during such determination shall no longer be accounted for separately.

(h) Determination of Validity of a QDRO. In treating a domestic relations order as being (or not being) a QDRO (as defined in Section 12.5), or, during any period in which the issue of whether a domestic relations order is a QDRO is being determined (by the Committee, by a court of competent jurisdiction, or otherwise), in separately accounting for the amounts ("Segregated Amounts") which would have been payable to the alternate payee during such period if the order had been determined to be a QDRO, in paying the Segregated Amounts (including any interest thereon) to the person entitled thereto if within the 18-month period beginning with the date on which the first payment would be required to be made under the domestic relations order (the "18-Month Period") the domestic relations order (or a modification thereof) is determined to be a QDRO, in paying the Segregated Amounts (including any interest thereon) to the person entitled thereto if there had been no order, if within the 18-Month Period the domestic relations order is determined not to be qualified, or if the issue is not resolved within the 18-Month Period and in prospectively applying a domestic relations order which is determined to be qualified after the close of the 18-Month Period, then the obligation of the Plan and its fiduciaries to the Participant and each alternate payee shall be discharged to the extent of any payment made pursuant to such acts.

(i) QDRO Procedures. The Committee shall adopt reasonable procedures for determining the qualified status of a domestic relations order and to administer distributions under such qualified orders.


<Page 93>


     12.6 Unclaimed Amounts. Unclaimed amounts shall consist of the amounts of the Accounts of a retired, deceased or terminated Participant which cannot be distributed because of the Committee's inability, after a reasonable search, to locate a Participant or his Beneficiary within a period of two (2) years after the payment of benefits becomes due in accordance with
     Section 6.7. Unclaimed amounts for a Plan Year shall become a Forfeiture and shall be applied in accordance with Section 5.6(c)(4) as of the close of the Plan Year in which such two-year period shall end. If an unclaimed amount is subsequently properly claimed by the Participant or the Participant's Beneficiary prior to termination of the Plan, said amount shall be paid to such Participant or Beneficiary out of Forfeitures for the Plan Year in which such benefits are properly claimed and to the extent that Forfeitures for such Plan Year are not sufficient, such payments shall be charged ratably against income or gain of the Trust Fund unless paid by an Employer.

     12.7 No Contract of Employment. Nothing contained in this Plan shall be construed as a contract of employment between any Employer and any Employee or as creating a right of any Employee to be continued in the employment of any Employer.

12.8 Employees' Trust. The Plan and Trust are created for the exclusive purpose of providing benefits to the Participants in the Plan and their Beneficiaries and defraying reasonable expenses of administering the Plan and Trust. The Plan and Trust shall be interpreted in a manner consistent with their being a Plan described in Section 401(a) of the Code and a Trust exempt under Section 501(a) of the Code. At no time shall the Trust Fund be diverted from the above purpose, except as provided in
Section 7.13.

12.9 Source of Benefits. All benefits payable under the Plan shall be paid or provided solely from the Trust and the Employers assume no liability or responsibility therefore.

12.10 Indemnification. The Company shall indemnify and hold harmless each member of the Board of Directors, each member of the Committee, the Chairman, the Plan Administrator and, if the Trustees are one or more individuals, the Trustees, and each officer and employee of an Employer to whom are delegated duties, responsibilities, and authority with respect to the Plan, from and against all claims, liabilities, fines and penalties, and all expenses reasonably incurred by or imposed upon him (including, but not limited to, reasonable attorney fees) which arise as a result of his actions or failure to act in connection with the operation and administration of the Plan to the extent lawfully allowable and to the extent that such claim, liability, fine, penalty, or expense is not paid for by liability insurance purchased or paid for by the Company. Notwithstanding the foregoing, the Company shall not indemnify any person for any such amount incurred through any settlement or compromise of any action unless the Company consents in writing to such settlement or compromise.

12.11 Company Merger. In the event that any successor corporation to the Company, by merger, consolidation, purchase or otherwise, shall elect to adopt the Plan, such successor corporation shall be substituted hereunder for the Company upon filing in writing with the Trustee its election so to do.


<Page 94>

12.12 Gender and Number. Except when the context indicates to the contrary, when used herein, masculine terms shall be deemed to include the feminine or neuter, and singular the plural.

12.13 Headings. The headings of Articles and Sections are included solely for convenience of reference, and if there is any conflict between such headings and the text of this Plan, the text shall control.

12.14     Uniform and Non-Discriminatory Application of
Provisions. The provisions of this Plan shall be interpreted and applied in a uniform and non-discriminatory manner with respect to all Participants, former Participants, and Beneficiaries.

12.15 Invalidity of Certain Provisions. If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof and the Plan shall be construed and enforced as if such provisions, to the extent invalid or unenforceable, had not been included.

     12.16 Law Governing. The Plan shall be construed and enforced according to the laws of Illinois other than its laws with respect to choice of law, to the extent not preempted by ERISA.

     Executed this    30th         day of      June       , 2000.

                              JUNO LIGHTING, INC.


                              By:  /s/        Glenn R. Bordfeld
                                             President
ATTEST:


 /s/     Joel W. Chemers
          Secretary



<Page 95>


                           APPENDIX A



This amendment and restatement is effective as of December 1, 1999; provided, however, that the following provisions shall have retroactive effect as of the dates provided below:

(a) For Plan Years commencing on or after December 1, 1997, the limitations on the dollar amount of Compensation that may be taken into account under the Plan shall be determined without regard to the family aggregation rules described in Section 401(a)(17)(A) of the Code as in effect for prior Plan Years.

(b) Section 2.28, the definition of "Highly Compensated Employee," shall be effective for the Plan Year beginning December 1, 1996 and for all Plan Years beginning thereafter. In general, Section 2.28 is effective for years beginning after December 31, 1996, except that in determining whether an employee is a Highly Compensated Employee for years beginning in 1997,
Section 2.28 shall be treated as having been in effect for years beginning in 1996.

(c) Section 2.45, the definition of "Required Beginning Date," shall be effective for the Plan Year beginning December 1, 1997 and for all Plan Years beginning thereafter.

(d) Section 4.7, governing veterans' re-employment rights, shall be effective as of December 12, 1994.

(e) Sections 5.1(b) and 5.2, the ADP and the ACP Tests, shall be effective as of the Plan Year beginning December 1, 1997 and for all Plan Years beginning thereafter.

(f) Section 6.10, increasing the cash out limit from $3,500 to $5,000, shall be effective for distributions made on or after June 1, 2000 (including distributions to Participants who terminated employment prior to June 1, 2000).


<Page 96>


                          SMITH BARNEY

                         CORPORATE TRUST



                         TRUST AGREEMENT
         To Appoint Smith Barney Corporate Trust Company
              As Sole Trustee Or Additional Trustee





Instructions: This Trust Agreement is for all plans appointing Smith Barney Corporate Trust Company as Sole Trustee or Additional Trustee where the Employer retains its present Plan or will adopt a Plan which is not a Salomon Smith Barney Prototype Retirement Plan. This Trust Agreement should not be executed if the Employer has adopted a Salomon Smith Barney Prototype Plan and Trust. The proper Employer representative must sign each of the Trust Adoption Agreement pages (two sets of original signatures) where indicated and return this entire Agreement along with other applicable new account documentation to Smith Barney Corporate Trust Company, 824 Market Street, Suite 210, Wilmington, Delaware 19801. Upon receipt and acceptance, Smith Barney Corporate Trust Company will return a fully executed copy of this Agreement to the Employer.


<Page 97>


               (1)  Trust Adoption Agreement

                       Smith Barney Corporate Trust
                                  Company

                              Trust Agreement




     The Employer named below hereby executes and adopts the

attached SMITH BARNEY CORPORATE TRUST COMPANY TRUST AGREEMENT

(THE "AGREEMENT") in accordance with this Trust Adoption

Agreement.




I.   GENERAL INFORMATION
Employer: __Juno Lighting, Inc. ___________  Telephone: ___(847)
827-5894
Address: ___1300 S. Wolf Road, P.O. Box 5065
___________Des Plaines, IL.  60017-5065
Employer Tax ID Number: __36-2852993 ___________________
Trust Tax ID Number: __ 95-6817943               _
Account Number(s) Covered Under This
Agreement:__60279______________________________________________
     Smith Barney Corporate Trust Company will be: Sole Trustee
          (b)  PLAN INFORMATION

Name of Plan: ____Juno Lighting, Inc. 401(k) Plan
_________________________________________________________________
____________
          (c)  ADOPTION OF THE AGREEMENT

     The undersigned Employer hereby agrees to and adopts the provisions of the attached Agreement.
          (d)  REPRESENTATIONS

     The undersigned Employer hereby agrees and represents that:
        (a) Smith Barney Corporate Trust Company has been duly appointed as the trustee of the trust (the "Trust") established under the above named plan (the "Plan");
        (b)  The Plan maintained by the Employer has been duly adopted, is presently a qualified plan under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and a favorable determination letter as to such qualified status has been received or applied for (if applied for, the Employer will promptly notify Smith Barney Corporate Trust Company of any denial or withdrawal of such application);
        (c)  Smith Barney Corporate Trust Company will be promptly notified by the Employer of any change in, or facts which could result in loss of, the qualified status of the Plan;
        (d) no Plan document imposes any duties upon Smith Barney Corporate Trust Company that are not contained in, or are inconsistent with, the Agreement;
        (e) copies of all Plan related documents, and the most recent determination letter received form the Internal Revenue Service with respect to the Plan, are available from the Employer upon request by Smith Barney Corporate Trust Company;
        (f)  if applicable, the Plan permits investment in collective trust funds; and
        (g)  the person or persons identified in the Smith Barney
          Corporate Trust Company new account form by the Employer as authorized signers on behalf of the plan have been duly appointed and are authorized to give direction to Smith Barney Corporate Trust Company as indicated on the new account form pursuant to the terms of the Plan and Trust;
        (h) pursuant to the Plan, all securities held in the trust shall be voted by the Investment Manager which has been duly appointed by the Employer, or in the absence of such Investment Manager, by the Employer.
     IN WITNESS WHEREOF, the Employer and Smith Barney Corporate
Trust Company have executed this Trust Adoption Agreement.
ACCEPTED BY SMITH BARNEY CORPORATE TRUST COMPANY       The
Employer

ON _________________  _____, 20____
By: X____/s/   __Joel W. Chemers__Vice President____
___6/28/00__

Employer's Signature (and Title)
Date
EFFECTIVE AS OF __July 1, 2000

SMITH BARNEY CORPORATE TRUST COMPANY

By:  __/s/ G. DeFazio____________________________
       Authorized Signer for Smith Barney Corporate Trust Company

IMPORTANT:  EACH OF THE TWO ADOPTION PAGES MUST BE COMPLETED IN
DUPLICATE.  ORIGINAL SIGNATURES MUST APPEAR ON EACH ADOPTION
PAGE.  RETURN THE ENTIRE DOCUMENT - DO NOT TEAR OFF FRONT PAGE.



<Page 98>



     12.17     TRUST AGREEMENT

THIS AGREEMENT is made by and between the Employer whose name is set forth on the attached trust adoption agreement (the "Trust Adoption Agreement") and
Smith Barney Corporate Trust Company
(hereinafter sometimes referred to as the "Trustee") effective as of the date specified on the Trust
Adoption Agreement.

WITNESSETH:

WHEREAS,   the  Employer  has  heretofore   adopted   a
qualified employee retirement plan described in the Trust Adoption Agreement (the "Plan");

WHEREAS, the Employer desires to appoint the Trustee as a directed trustee of the Plan for the limited purposes hereinafter set forth; and

WHEREAS,  the  Trustee desires to  act  as  a  directed
trustee   of   the   Plan  for  the  limited   purposes
hereinafter set forth.

NOW, THEREFORE, the Employer hereby establishes a fund with the Trustee which fund shall be held, managed and controlled by the Trustee without distinction between principal and income (the "Trust Fund") subject to the terms and conditions hereinafter set forth:
Section 1                        Concerning the Trust Fund

1.1 The  Plan, this Agreement and the Trust Fund created
    hereunder  are  intended to meet all the  applicable
    requirements  of Sections 401(a) and 501(a)  of  the
    Internal  Revenue  Code  of 1986,  as  amended  (the
    "Code"),   and   the   Employee  Retirement   Income
    Security Act of 1974, as amended ("ERISA").

1.2 The   Employer   assumes  full   responsibility   to
    establish and maintain the Plan as a plan meeting the qualification requirements of Section 40 1(a) of the Code, and shall promptly notify the Trustee of a change in such qualified status.

1.3 The  Trustee  agrees  to accept contributions  which
    are  paid to it in accordance with the terms of  the
    Plan.  The  Trustee shall be entitled to  rely  upon
    the  determination  of  the Plan  Administrator  (as
    defined  in  Section  2.1)  that  all  contributions
    received  by  it are properly contributed  or  trans
    ferred  in  accordance with the  provisions  of  the
    Plan.  Such  contributions shall be in  cash  or  in
    such  other  form  as  may  be  acceptable  to   the
    Trustee.  All  contributions so  received,  together
    with  the  income  and any other increment  thereon,
    shall  be  held,  managed  and  controlled  by   the
    Trustee pursuant to the terms of this Agreement without distinction between principal and income.

1.4 The Trustee shall be responsible for the property received by it as trustee, but shall have no responsibility to enforce the collection from the Employer of any contribution to the Trust Fund, nor any responsibility for the sufficiency of the Trust
    Fund to meet and discharge any and all liabilities under the Plan.


<Page 99>


1.5 Except as otherwise permitted by the terms of the Plan and applicable law, no part of the Trust Fund shall be used for, or diverted to, purposes other than for the exclusive benefit of the Plan participants and their beneficiaries.

1.6 The Trustee shall maintain, or cause to be maintained, such accounts as may be necessary to properly administer the Trust Fund.

1.7 The Employer hereby certifies that the terms of the Plan do not impose any duties upon the Trustee that are not contained in, or are inconsistent with, this Agreement.

1.8 The Trustee shall have no duties or obligations with respect to the Trust Fund unless such duties or obligations have been specifically undertaken by the Trustee by the express terms of this Agreement or any supplemental agreement between the Employer and the Trustee, or are imposed by applicable law.

Section 2                               Plan Administrator

2.1 As used in this Agreement, the term "Plan Administrator" shall mean:

    (a)    the   person   (including,  without  limitation,   any
    individual,   committee,  partnership  or   corporation)   so
    designated in accordance with the terms of the Plan or in writing by the Employer from time to time; or

    (b) if no such person is so designated, such term shall mean the Employer.

    Pursuant to the provisions of the Plan, different persons may be designated to perform different duties and may have different powers in the capacity of Plan Administrator. By way of example and not limitation, the same Plan Administrator may be the fiduciary responsible for the administration of the Plan and for directing the investment of the Trust Fund, or different Plan Administrators may be designated to perform administrative and investment functions. The Employer shall provide to the Trustee a certificate, signed by an authorized officer of the Employer, that contains the name(s) of the Plan Administrator responsible for the investment of the Trust Fund, for the administration of the Plan (including the authority to direct benefit payments from the Trust Fund), and any other special powers or duties of a Plan Administrator delegated to another person in accordance with the Plan.

2.2 The Employer shall provide the Trustee in writing with the name or names and specimen signature or signatures and a description of the specific powers and duties of each Plan Administrator. The Employer shall give prompt written notice to the Trustee of a change in the identity, powers or duties of any Plan
    Administrator,  and  the  Trustee  shall  be  entitled  to   rely
    entirely on its failure to receive such notice as a certification from the Employer that a designated Plan Administrator and its powers and duties have not been changed.

2.3 The Trustee shall from time to time, pursuant to the written directions of the Plan Administrator, make payments out of the Trust Fund, in such amounts and for such proper purposes as may be specified by the written directions of the Plan Administrator. All payments to be paid by means of a check from the Trustee shall be paid from a non-interest bearing checking account.

<Page 100>


Investment and Administration of the Trust Fund

Section 3

3.1 In General - The Trustee shall have exclusive authority and discretion to manage and control the Trust Fund; provided, however, that the Trustee's authority and discretion with respect to the Trust Fund shall at all times be subject to the proper directions of the Plan Administrator that are made in accordance with the terms of the Plan and that are not contrary to ERISA (the "Plan Administrator's Directions"); and further provided, that in the event authority to manage, acquire or dispose of assets of the Plan is delegated to (i) an investment adviser registered under the Investment Advisers Act of 1940, as amended (the "Investment Advisers Act"); (ii) is not registered as an investment adviser under the Investment Advisers Act by reason of paragraph (I) of section 203A(a) of such Act, is registered as an investment adviser under the laws of the State (referred to in paragraph (I)) in which it maintains its principal office and place of business, and, at the time the fiduciary last filed the registration form most recently filed by the fiduciary with such State in order to maintain the fiduciary's registration under the laws of such State, also filed a copy of such form with the Secretary of Labor;
    (iii)  a bank, as defined in the Investment Advisers  Act  or
    (iv) an insurance company qualified to manage, acquire or dispose of assets of the Plan under the laws of more than one State; and such investment adviser, bank or insurance company has acknowledged in writing that it is a fiduciary with respect to the Plan (an "Investment Manager"), the Trustee's authority and discretion with respect to the assets of the Plan shall be subject at all times to the directions of the Investment Manager (the "Investment Manager's Directions"). The Plan Administrator's Directions and the Investment Manager's Directions sometimes are hereinafter collectively referred to as the "Investment Directions." The Trustee shall have no liability for any action taken in accordance with such Investment Directions.

3.2 Investment of Trust Fund - The Trustee shall invest the Trust Fund in accordance with the Investment Directions; provided, however, that the Trustee (or any affiliate of the Trustee) shall have exclusive management and control over any assets of the Plan that are invested in any collective trust fund maintained by the Trustee (or by its affiliate) pursuant to Section 3.8 of the Agreement.

3.3 Investment Manager - If investment of the Trust Fund is to be directed in whole or in part by an Investment Manager, the Plan Administrator shall deliver to the Trustee a copy of each of the following documents:

    1. The Investment Manager's written acknowledgment that it is a fiduciary of the Plan;

    2. A certificate evidencing (i) the Investment Manager's current registration under the Investment Advisers Act, or under the State registration requirements exception to Federal registration under the Investment Advisers Act, (ii) that the Investment Manager is a bank as defined in the Investment Advisers Act or (iii) that the Investment Manager is an insurance company qualified to manage, acquire or dispose of assets of the Plan under the laws of more than one State;

    3. Written notice from the Plan Administrator of the appointment of the Investment Manager; and

    4. The instrument evidencing the Investment Manager's acceptance of such appointment.

    The Trustee shall be entitled to rely, without any independent investigation, upon such documents until such time as it is otherwise notified in writing of some change by the Plan Administrator. The Plan Administrator shall deliver to the Trustee prior written notice of the removal or replacement of any such Investment Manager.


<Page 101>


3.4 Administration of the Trust Fund - The Trustee shall administer the Trust Fund in accordance with the Plan Administrator's Directions made directly to the Trustee or through a Financial Consultant of Salomon Smith Barney Inc. or Robinson-Humphrey Company, LLC, provided that such Directions are made in accordance with this Section 3.

3.5 Participant Directed Investment - In the event that the Plan Administrator advises the Trustee in writing that the Plan provides for individual accounts and permits a participant or beneficiary to exercise control over the assets in any such account, pursuant to written Investment Directions, the Trustee shall invest any such account as directed by any such participant or beneficiary in writ~g; provided, however, that the exercise of investment authority by any such participant or beneficiary shall occur only with the prior written consent of the Trustee; and provided further, that the Trustee shall not be liable for any loss, or by reason of any breach, that results from such participant's or beneficiary's exercise of control.

3.6 Investments - Pursuant to the Investment Directions, the Plan Administrator or the Investment Manager, as the case may be, shall direct the investment and reinvestment of the Trust Fund, without distinction between principal and income, in such securities or in such property, real or personal, wherever situated, as the Plan Administrator or the Investment Manager, as the case may be, shall deem advisable to the extent such investments are consistent with the terms of the Plan, including, but not limited to, annuity contracts, insurance contracts, real estate, managed commodity assets, common or preferred stocks, exchange listed option investments (including, without limitation, the purchase or sale of puts and calls or any combination thereof), futures contracts, options on futures, collective trust funds, trust and participation certificates, bonds and mortgages (including, without limitation, part interests in bonds and mortgages or notes and mortgages insured by the Federal Housing Administration), leaseholds on improved or unimproved real estate, securities of the Employer or any of its affiliates, partnership interests, interests in joint ventures, insurance company investment contracts, and other evidences of indebtedness or ownership. Notwithstanding the foregoing, the Trustee shall invest all assets of the Trust Fund which are to be invested on an interim basis pending reinvestment, distribution or other disbursement either (i) in depository accounts bearing a reasonable rate of interest which are maintained by the Trustee or by an affiliate of the Trustee or sub-custodian, as selected by the Trustee or
    (ii) in commingled short-term investment funds which are maintained by the Trustee or by any affiliate of the Trustee, in which event the provisions of Section 3.8 shall apply.

3.7 The following provisions shall apply with respect to any individual annuities, group annuities or life insurance policies (referred to in this sub-Section as "Contracts") which are acquired by the Trustee pursuant to the Investment
    Directions:

    (a) The Trustee shall execute the application for any Contract to be applied hereunder in such form as shall be prescribed in the Investment Directions.

    (b) The Trustee shall be the absolute owner of all Contracts which shall be held in the Trust Fund and the Plan shall be named as beneficiary of all such Contracts.

     (c) Pursuant to written Investment Directions, the Trustee shall pay from the Trust Fund premiums, assessments, dues, charges and interest to acquire or maintain any Contract held in the Trust Fund. The Trustee shall have no duty to make any such payment unless and until it shall have received such direction, and its sole duty shall be to make such payments in such manner as it may be directed. If the cash available in the Trust Fund is not sufficient to pay all of the sums specified in the Investment Directions with respect to Contracts, the Trustee shall immediately notify the Plan Administrator or Investment Manager, as the case may be, of the amount of the deficiency; and the Trustee shall be under no duty or obligation to make any such payments directed by the Plan Administrator or Investment Manager, as the case may be, unless and until the Trustee shall be in receipt of an Employer contribution or other cash in the possession of the Trustee which the Plan Administrator or Investment Manager, as the case may be, directs the Trustee to use for that purpose.


<Page 102>


(d)     Pursuant  to written Investment Directions,  the  Trustee
  shall, without the consent of any other person, (1) collect and receive all dividends or other payments of any kind payable with respect to, under, or arising out of, any Contracts held in the Trust Fund or leave the same with the issuing insurance company; (2) convert from one form of
  Contract to any other form of Contract; designate any mode of settlement of the proceeds of any Contract held in the Trust Fund; sell or assign any Contract held in the Trust Fund; or surrender for cash any Contract held in the Trust Fund; (3) borrow sums of money from the issuing insurance company upon any Contracts issued by it and held in the Trust Fund, provided that the Trustee shall borrow such sums only in respect of all Contracts for the time being held in the Trust Fund, and upon a pro raw and uniform basis; (4) agree with the insurance company issuing any Contract to any release, reduction, modification or amendment thereof; and (5) without limitation of any of the foregoing, exercise any and all of the rights, options or privileges that belong to the absolute owner of any Contracts held in the Trust Fund or that are granted by the terms of any such Contracts or of this Agreement. The Trustee shall exercise the foregoing powers or any other action permitted by any Contract held in the Trust Fund subject to the Investment Directions, and the Trustee shall have no duty to exercise any of such powers or to take any such action unless and until it shall have received such Directions. The Trustee upon receipt of written Investment Directions shall deliver any Contract held in the Trust Fund to such person or persons as may be specified in such Directions.

(e) The Trustee shall hold in the Trust Fund pursuant to the terms of this Agreement all payments of any kind received with respect to any Contract held in the Trust Fund, whether as a result of sale, assignment, surrender or otherwise.

(f)     In  the  event that the Trustee shall have  borrowed  any
  sums of money upon any Contract held in the Trust Fund, it shall have no duty to repay any part of the money so borrowed, notwithstanding the fact that thereafter it may have sufficient funds to make such repayment, unless and until it shall have received written Investment Directions to make the repayment; and any such repayment shall be made pro rata and on a uniform basis with respect to all such policies against which borrowing then being repaid, in whole or in part, shall have been made.

(g) The Trustee shall execute all necessary receipts and releases to any insurance company issuing any Contract or Contracts held in the Trust Fund, and, upon receipt of written Investment Directions, shall deliver such receipts and releases when the proceeds of any Contract held in the Trust Fund have become payable, and in connection therewith shall make reasonable efforts to collect such sums as may appear to be due; but the Trustee shall have no duty to begin or maintain any action, suit or other legal or equitable proceeding to collect the proceeds of any Contract (1) except upon receipt of written Investment Directions and (2) unless the Trustee is in possession of funds sufficient for the purpose or unless it has been indemnified by the Employer to its satisfaction for its counsel fees, costs, disbursements and all other expenses and liabilities to which it may be subjected as a consequence of beginning or maintaining any such action, suit or other legal or equitable proceeding. The Trustee may use the proceeds of any Contract held in the Trust Fund to defray expenses incurred in connection with enforcing payment of such Contract. The Trustee shall, upon receipt of written Investment Directions, compromise and adjust claims arising out of the Contracts held in the Trust Fund upon such terms and conditions as it may deem just; and any such compromise shall be binding and conclusive upon all persons interested in or having any rights under or to the Trust Fund.

  (h) No insurance company issuing any Contract or Contracts held in the Trust Fund shall be deemed to be a party to this Agreement for any purpose, or to be responsible in any way for the validity of this Agreement, or to have any liability under this Agreement other than as stated in any Contract that is issued by it. Any insurance company may deal with the Trustee as absolute owner of any Contract issued by such insurance company and held in the Trust Fund, without inquiry as to the authority of the Trustee to so act, and may accept and rely upon any written notice, instruction, direction, certificate or other communication from the Trustee believed by the insurer to be genuine and to be signed by the Trustee, and shallincur no liability or responsibility by so doing. Any sums paid by an insurance company under any of the terms of a Contract issued by it and held in the Trust Fund, either to the Trustee, or, in accordance with the direction of the Trustee, to any other person or persons designated in such Contract as the person or persons to whom such payment shall be made, shall be a full and complete discharge of the liability to pay such sums, and the insurance company shall have no obligation with respect to this Agreement.

     (i) The Trustee shall follow the Investment Directions concerning the exercise or nonexercise of any powers or options concerning any Contract held in the Trust Fund. The Trustee shall not be liable (1) for the refusal of any insurance company to issue, modify or convert any Contract or Contracts, or to take any other action requested by the Trustee, (2) for the form, genuineness, validity, sufficiency or effect of any Contract or Contracts held in the Trust Fund, (3) for the act of any person or persons that may render any such Contract or Contracts null and void, (4) for the failure of any insurance company to pay the proceeds of any such Contract or Contracts as and when the same shall become due and payable, (5) for any delay in payment resulting from any provision contained in any such Contract or (6) for the lapse or uncollectibility of any Contract for any reason whatsoever. To the extent permitted under applica ble law, and notwithstanding any other provision to the contrary in this Agreement, the Employer hereby agrees to indemnify the Trustee and to hold it hannless from and against any claim or liability which may be asserted against the Trustee by reason of any action taken upon Investment Directions or for any failure to act in the absence of any such Directions with respect to any Contract or the acquisition of any Contract or exercise or nonexercise of any right or option thereunder.


<Page 103>


3.8 Power to Invest in a Collective Trust Fund - The Trustee, upon receipt of written Investment Directions, shall invest some or all of the Trust Fund in one or more collective trust funds (including, without limitation, any collective trust fund maintained by the Trustee or by any affiliate of the Trustee) that are exempt from taxation under Section 501
     (a) of the Code. To the extent that assets held in the Trust Fund are invested in any such collective trust fund, the declaration of trust creating such collective trust fund hereby is adopted in its entirety as an integral part of the Plan and of this Agreement. Any such investment in any collective trust fund shall be subject to all the provisions of such declaration of trust, as hereafter amended or supplemented, and the Plan Administrator or Investment Manager shall not have any right to vote or otherwise in any manner control the operation and management of any collective trust fund in which assets of the Plan are invested, the operation of any party to any such collective trust fund, or any beneficiary of any such collective trust fund. The Trustee (or its affiliate) is hereby authorized to utilize investment advice received from investment advisers for any collective trust fund maintained by the Trustee (or affiliate) including, without limitation, such advice received from Greenwich Street Advisors and Smith Barney Asset Management each of which is a division of an affiliate of the Trustee, and to utilize the brokerage services of Salomon Smith Barney Inc. or Robinson-Humphrey Company, LLC, affiliates of the Trustee. The Plan Administrator or the Investment Manager, as the case may be. shall determine, prior to any direction by either of them to invest the Trust Fund in any collective trust fund maintained by the Trustee (or by any of its affiliates) that the services provided to the Plan through the collective trust fund including, without limitation, any advisory services provided to the Trustee (or affiliate) by Greenwich Street Advisors or Smith Barney Investment Advisors, and brokerage services provided by Salomon Smith Barney Inc. or Robinson-Humphrey Company, LLC, are (i) necessary to the operation of the Plan, (ii) furnished under a declaration of trust which is reasonable and (iii) furnished for reasonable compensation.

3.9 Trustee's Investment Powers - The Trustee shall have the following investment powers to effectuate the Investment
     Directions:

     (a) To purchase, or subscribe for, any securities or property and to retain such assets in the Trust Fund;

       (b) To sell, exchange, convey, transfer, or otherwise dispose of. any securities or property held in the Trust Fund by private contract or public auction. and no person dealing with the Trustee shall be bound to see to the application of the purchase money or to inquire into the validity, expediency. or propriety of any such sale or other dispositions:

     (c) To keep any portion of the Trust Fund in cash or cash balances, it being understood that the Trustee shall not be required to pay any interest on any such balances;

     (d) To accept and retain for such time as shall be determined any securities or other property received or acquired by the Trustee hereunder, whether or not such securities or other property would normally be purchased as investments hereunder; and

     (e) To renew or extend, or to participate in the renewal or extension of, any mortgage upon such terms as the Trustee may be authorized to accept.

3.10 Trustee's Administrative Powers - The Trustee shall have the following administrative powers which it shall exercise in its own discretion or to effectuate the Investment
     Directions, as the case may be, with respect to the administration of the Trust Fund:

     (a) To give general or special proxies or powers of attorneys with or without powers of substitution; to exercise any conversion privileges, subscription rights or other options, and to make payments incidental thereto; to oppose, or to consent to, or to otherwise participate in, corporate reorganizations or other changes affecting corporate securities, and to delegate discretionary powers, and to pay any assessments or charges in connection therewith; to abandon any property determined by it to be worthless; and generally to exercise any of the powers of an owner with respect to stocks, bonds, securities and other property held as a part of the Trust Fund;


<Page 104>


     (b) To borrow or raise monies for the purposes of the Trust Fund from anyone (other than a "party in interest" as defined in Section 3(14) of ERISA) in such amount, and upon such terms and conditions, as authorized by the Plan Administrator's Directions and, for any sum so borrowed, to issue its promissory note as Trustee, and to secure the repayment thereof by pledging all, or any part, of the Trust Fund; and no person lending money to the Trustee shall be bound to see to the application of the money lent or to inquire into the validity, expediency or propriety of any such borrowing;

     (c) To settle, compromise, or submit to arbitration any claims, debts or damages due or owing to or from the
       Trust Fund, to commence or defend suits or legal or administrative proceedings, and to represent the Trust Fund in all suits and legal and administrative proceedings;

     (d) To make, execute, acknowledge and deliver any and all documents of transfer and conveyance and any and all other instruments that may be necessary or appropriate to carry out the powers herein granted;

     (e) To retain any of its affiliates or any other proper party to act as subcustodian with respect to all or any portion of the assets of the Trust Fund; provided, however, that any compensation paid to such affiliated subcustodian shall be paid by the Trustee, in its corporate capacity, and shall not be a charge against the Trust Fund, and to hold the indicia of ownership of assets of the Trust Fund in the custody of persons, custodians or agents outside the United States, to the extent permitted under ERISA;

     (f) To lend or borrow securities or to enter into repurchase agreements, subject to such restrictions as the Trustee in its sole discretion may impose;

     (g) To register any investment held as part of the Trust Fund in its own name or in the name of a nominee or to hold any investment in bearer form; provided, however, that the books and records of the Trustee shall at all times show that all such investments held for the Trust Fund are part of the Trust Fund;

     (h)      To  engage  such  attorneys,  investment  advisers,
       accountants and such other advisors, and, anything contained herein to the contrary notwithstanding, to engage in such legal or administrative proceedings as it may deem necessary in certain circumstances in connection with the ~dministration of the Trust Fund, and to compensate any persons so engaged at such wages. fees, remuneration, consideration or otherwise, and upon such terms and conditions as it shall deem reasonable and proper. Such compensation shall be a charge upon the Trust Fund and shall in no event be deducted from any commissions or other compensation payable to the Trustee; and

     (i) To do all such acts, and to exercise all such rights and privileges, although not specifically mentioned herein, as the Trustee may deem necessary or proper to carry out any of the powers set forth herein or otherwise in the best interest of the Trust Fund.


<Page 105>


Section 4                        Compensation and Expenses

4.1 The Trustee shall receive compensation for the performance of its duties hereunder in accordance with its schedule of compensation then in effect when such services are rendered. The Trustee may from time to time amend the schedule, which amendment shall become effective no earlier than thirty (30) days after written notice is given to the Employer. Such compensation shall constitute a charge to be paid by the Trust Fund.

4.2 Expenses for legal, accounting and all other proper charges and disbursements of the Trustee shall constitute a charge to be paid by the Trust Fund.

4.3 Any taxes that may be imposed upon the Trust Fund shall constitute a charge to be paid by the Trust Fund.

4.4 The Trustee may withdraw from the Trust Fund amounts sufficient to pay any proper charge against the Trust Fund.
     The  Employer may make additional contributions to the Trust
     Fund for any charges withdrawn from the Trust Fund.

4.5 Notwithstanding the foregoing, to the extent permitted by law, the Employer shall have the option prior to the payment of the charge from the Trust Fund to pay directly any charge against the Trust Fund.
Maintenance of Records and Accounts

Section 5



5.1  The  Trustee  shall  keep or cause to be kept  accurate  and
     detailed   records   of   all  its  receipts,   investments,
     disbursements and other transactions that are made pursuant to this Agreement.

     5.2 As soon as practicable after the close of each plan year as designated in the Plan, the removal or resignation of the Trustee as provided in Section 6 of this Agreement, or the termination of the Plan or this Agreement, the Trustee shall render to the Employer a written accounting of all its transactions relating to the Trust Fund during the period from the last previous accounting to the close of the plan year, the removal or resignation of the Trustee, or the date of termination of the Plan or this Agreement. After the mailing of such accounting to the Employer, the Employer shall promptly notify the Trustee in writing of its approval or disapproval thereof. Such approval of any statement of account shall constitute an account stated between the Trustee and the Employer as to all matters embraced therein and shall be binding upon the Employer to the same extent as if the account had been settled and allowed in a proceeding before a court of competent jurisdiction. In the event that the Employer shall not, within ninety (90) days after the mailing of such statement, notify the Trustee in writing of its disapproval, such statement shall constitute an account stated between the Employer and the Trustee as to all matters embraced therein with the same force and effect as if such statement had been duly approved in writing.


<Page 106>

5.3 The Trustee shall provide the Employer with a written valuation of the Trust Fund as of the close of each plan year or at such other time or times as may be requested by the Plan Administrator and agreed to by the Trustee. The Trustee's valuation for securities listed on a national securities exchange shall be based on the most recent available public quotation. For any other securities and assets, the Trustee shall rely on the most recent valuation provided by the Plan Administrator.

5.4 The Trustee shall provide the Employer with such information, in addition to that provided under Sections 5.2 and 5.3. in the Trustee's possession, as may be necessary for the Employer to meet the requirements of Section 103 of ERISA.
5.5 Nothing contained herein shall deprive the Trustee of the right to have a judicial settlement of its accounts.

                                        Removal, Resignation and
Section 6                                      Appointment     of

                               Successor Trustee



6.1 Removal of Trustee - The Trustee may be removed by the Employer at any time by written notice to the Trustee; provided that prior to the effective date of the removal a successor trustee(s) has been appointed and has duly accepted such appointment in a writing addressed to the Trustee; and further provided, that the effective date of such removal shall be greater than sixty (60) days after the date of receipt of such notice by the Trustee, unless a shorter period of time is established by the mutual written agreement of the Employer and the Trustee.

6.2 Resignation of Trustee - The Trustee may resign at any time by written notice to the Employer; provided that the effective date of the resignation shall be greater than sixty (60) days after the date of receipt of such notice by the Employer, unless a shorter period of time is established by the mutual written agreement of the Employer and the Trustee.

6.3 Appointment of Successor Trustee - The Employer shall appoint a successor trustee to act hereunder prior to the effective date of the removal or resignation of the Trustee. In the event that the Employer shall not have designated a successor trustee within sixty (60) days after receipt of notice of removal or resignation, the Trustee may apply to any court of competent jurisdiction for the appointment of a successor trustee.

6.4 Powers of Successor Trustee - Each successor trustee shall have the powers and duties conferred upon the Trustee in this Agreement, and the term "Trustee" as used in this Agreement shall be deemed to include any successor trustee.

6.5 Delivery of Assets to Successor Trustee - The Trustee shall transfer and deliver the Trust Fund to the successor trustee as soon as practicable after the effective date of the successor trustees appointment.
6.6 Reserving Funds for Expenses - The Trustee may reserve such sums as it deems necessary to defray its expenses in settling its accounts, to pay any of its accounts, to pay any of its compen sation due and unpaid, and to discharge any obligation of the Trust Fund for which the Trustee may be liable; provided, however, that in the event the sums so reserved are not sufficient for such purposes, the Trustee shall be entitled to recover the amount of any deficiency from the Employer, the successor trustee or each of them.


6.7 Liability of Trustee - At the time the Trust Fund shall have been transferred and delivered to a successor trustee and the accounts of the Trustee have been settled, and all duties and responsibilifles of the Trustee hereunder have been carried out, the Trustee shall be released and discharged from all further accountability or liability for the Trust Fund as imposed under this Agreement and shall not be responsible in any way for the further disposition of the Trust Fund or any part thereof.



<Page 107>



Section 7                              Immunity of Trustee

7 1 Reliance on Counsel - The Trustee may from time to time consult with counsel and shall be entitled to rely entirely upon the advice of counsel with respect to any act or omission.

7.2 Action by Employer - Except as otherwise specifically provided herein, any action by an Employer that is a corporation pursuant to any of the provisions of this Agreement shall be evidenced by (1) a resolution of its board of directors (the "Board") certified to the Trustee over the signature of its Secretary or Assistant Secretary or other duly authorized agent under the corporate seal, if any, or (2) by appropriate written authorization of any person or committee to which the Board has delegated the authority to take such action, and the Trustee shall be fully protected in acting in accordance with any such resolution or other authorization. Any action by an Employer that is a partnership or a sole proprietorship shall be evidenced by a written certification of a general partner of the partnership or the sole proprietor, as the case may be.

7.3 General Indemnity - The Employer agrees to indemnify and hold the Trustee harmless from and against any liability that the Trustee may incur in the administration of the Trust Fund including, without limitation, liability for legal and other professional fees, unless arising from the Trustee's own negligence or willful misconduct, or except as such indemnification may be prohibited by ERISA.

7.4 Specific Indemnities - The Employer agrees to indemnify and hold the Trustee harmless from and against any liability that the Trustee may incur due to the occurrence of any of the following events:

     (a) The Employer's failure to make any contribution to the Trust Fund:

     (b) The insufficiency of the Trust Fund to discharge any liabilities under the Plan:

     (c)     Following the written directions received  from  the

       Plan Administrator or investment Manager, as the case  may be, pursuant to the provisions of this Agreement:



       (e)   The application of any part of the Trust Fund by the
       Trustee  in  accordance with the written    directions  of
       the  Plan Administrator pursuant to the provisions of this
       Agreement: and

     (d) Any other action taken or omitted by the Trustee pursuant to any Investment Directions.

7.5 Conflicting Instructions - In the event of any disagreement resulting in conflicting instructions to. or adverse claims or demands upon, the Trustee with respect to payments or instructions, the Trustee shall be entitled, at its option, to refuse to comply with any such instruction, claim or demand so long as such disagreement shall continue, and in the exercise of such refusal, the Trustee may elect not to make any payment or other disposition of assets held pursuant to this Agreement. The Trustee shall not be or become liable in any way for its failure or refusal to com ply with any such conflicting instructions or adverse claims or demands, and it shall be entitled to continue to refrain from acting until such conflicting or adverse instructions, claims or demands (a) shall have been adjusted by agreement and the Trustee shall have been notified in writing thereof or (b) shall have been finally determined in a court of competent jurisdiction.

7.6 Waiver --The Trustee shall not, by act, delay, omission or otherwise, be deemed to have waived any right or remedy it may have either under this Agreement or generally, and no waiver shall be valid unless it is contained in a written instrument signed by the Trustee and only to the extent expressly set forth therein. A waiver by the Trustee under the terms of this Agreement shall not be construed as a bar to, or waiver of, the same or any other such right or remedy that the Trustee would otherwise have on any other previous or subsequent occasion.

<Page 108>


Section 8 Plan Termination and Trust Amendments
8 1 (a) In the event that the Plan is discontinued in whole or in part or this Agreement is revoked or
       terminated, the Trustee (after reserving such sums as the Trustee shall deem necessary to set-
       tle its accounts and to discharge any obligation of the Trust Fund for which the Trustee may be liable in accordance with Section 6.6 hereof) shall apply or distribute the Trust Fund in accordance with the Plan Administrator's Directions.  Upon the Employer's discontinuance of
       the Plan in whole or in part or the revocation or termination of this Agreement, the Trustee shall have the right to have its accounts settled. When the Trust Fund shall have been so applied or distributed, and the accounts of the Trustee shall have been settled, the Trustee shall not be
       responsible in any way for the further disposition of the Trust Fund (or that part thereof so applied or distributed, if the Plan is terminated only  in part). The Trustee shall have the right
          to withhold distribution or application of any part  of
the   Trust  Fund  unless  and  until  written  approval  of  any such termination has been granted by the Internal Revenue Service: and

     (b)if the Plan is a defined benefit plan subject to the jurisdiction of the Pension Benefit Guaranty Corporation (the "PBGC"), (i) the period of time set forth in Section 4041 (b)(2)(C) of
       ERISA  has elapsed and the PBGC has not issued any  notice of noncompliance or (ii) the
       PBGC   has  notified  the  Plan  Administrator  that   the
       requirements for a distress termination
       have been met pursuant to Section 404 l(c)(3)(A) of ERISA.

     (c) The provisions of sub-Paragraph (b) shall not apply to a Plan which is not a defined benefit plan.

     (d) Assets of the Trust Fund shall not be returned to the Employer unless and until the Employer has delivered to the Trustee (i) a certification of an enrolled actuary stating that there is an amount remaining in the Trust Fund that is not required for the payment of the benefits pi~vided under the Plan for participants or their beneficiaries and (ii) an opinion of counsel satisfactory to the Trustee, stating that such return of assets is permitted under the terms of the Plan and applicable law.


<Page 109>


8.2 The Trustee, with the consent of the Employer, shall have the right to amend this Agreement in any manner. Notice of any proposed amendment to this Agreement shall be sent to the Employer by the Trustee and shall provide a list of acceptable methods for the Employer to indicate or withhold its consent to such amendment.


          ARTICLE 13.    Discharge of Duties of Trustee

Section 9                                 and    Allocation    of

                               Responsibilities



9.1 Discharge of Duties - The Trustee shall discharge its duties set forth in this Agreement solely in the interest of Plan participants and their beneficiaries and for the exclusive purpose of providing benefits to Plan participants and their beneficiaries and defraying reasonable expenses of administering the Trust Fund. The Trustee shall discharge its duties hereunder with the care, skill, prudence and diligence under the circumstances then prevailing that a prudent man acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims.

9.2 Allocation of Responsibilities - In the event that the Trustee has been designated as an additional Trustee for the Plan, it shall have no responsibilities other than as set forth herein, and this Agreement shall constitute a supplemental trust agreement. The duties of the Trustee shall be limited to the assets held in the Trust Fund, and the Trustee shall have no duties with respect to assets held by any other person including, without limitation, any other trustee for the Plan. The Employer hereby agrees that the Trustee shall not serve as, and shall not be deemed to be, a co-trustee under any circumstances.

9.3 Relationship of Fiduciaries - The Trustee shall be solely responsible for its own acts or omissions. The Trustee shall have no duty to question any other fiduciary's performance of duties allocated to such other fiduciary pursuant to the Plan. The Trustee shall not be responsible for the breach of another fiduciary unless the Trustee (i) participates knowingly in, or knowingly undertakes to conceal, an act or omission of such other fiduciary, knowing such act or omission is a breach, (ii) has actual knowledge of a breach by such other fiduciary and fails to make reasonable efforts under the circumstances to remedy the breach or (iii) has failed to perform its own specific fiduciary duties and thereby has enabled another fiduciary to commit a breach.

<Page 110>


Section 10                          Miscellaneous Provisions

10.1 Execution of Adoption Agreement - This Agreement shall be adopted by execution of the Trust Adoption Agreement.

10.2 Severability - In the event that any provision of this Agreement is deemed or held to be unlawful or invalid for any reason, such event shall not adversely affect any other provision contained herein unless such illegality shall make impossible or impracticable the functioning of this Agreement, and in such case, the appropriate parties shall immediately amend this Agreement.

10.3 Titles and Headings - The titles and headings of the Sections in this instrument are placed herein for convenience of reference only. In the event of any conflict, the text of this instrument, rather than such titles or headings, shall control the interpretation of any of the terms and provisions contained herein.

10.4 Subject to the provisions of ERISA which may be applicable and may provide to the contrary. this Agreement shall be administered, construed and enforced according to the laws of the State of Delaware.

          10.5 All required notification of the Trustee shall be made in writing and delivered to Smith Barney Corporate Trust Company at 824 Market Street, Suite 210, Wilmington, Delaware 19801.


<Page 111>


This Amendment modifies and amends the Smith Barney Corporate
Trust Company Trust Agreement ["the Agreement"] made by and between Smith Barney Corporate Trust Company ["the Trustee"] and
Juno Lighting, Inc. ["the Plan Administrator"].

NOW THEREFORE, intending to be legally bound by the Agreement as modified by this Amendment, the parties agree as follows:

     13.1 Participant Directed Investment

Section 3.5 is amended by replacing the words "written Investment Directions" in the third line with the following: written, electronic, or telephonic investment directions given directly to the Trustee by the participant, beneficiary, or alternate payee according to procedures, terms, and conditions determined by the Plan Administrator and accepted by the Trustee.

Section 3.5 is amended by inserting after the word "account" in the fourth line the following: (subject to such procedures, terms, and conditions).

Section 3.5 is amended by deleting the words "in writing" from the fourth and fifth lines.

     13.2 Proxy statements

The Agreement is amended by adding a new Section 3.6A as follows:

The Trustee shall forward to each Investment Manager or the Plan Administrator, as applicable, any and all proxies, proxy statements, notices, requests, advice or other communications within a reasonable time in light of the circumstances, upon receipt of such materials by the Trustee (or its nominee), except as from time to time the Plan Administrator and the Trustee shall in writing otherwise agree, and the Trustee shall follow voting instructions from the Investment Manager or the Plan Administrator with respect thereto.

     13.3 Trustee's investment powers

Section 3.9(c) is amended by inserting after the words "cash balances" the following: for a limited time pending investment or distribution.

     13.4 Trustee's accounts

Section 5.2 is amended by inserting after the phrase "...
designated in the Plan," the following: the close of each calendar quarter (namely the last days of March, June, September, and December of each calendar year),.


<Page 112>


Section 5.2 is amended by inserting after the phrase "... from the last previous accounting to the close of the plan year," the following: calendar quarter,.

Section 5.2 is amended by inserting after the phrase "the date of termination of the Plan or this Agreement," the following: it being understood that the written account of all the transactions relating to the Trust Fund for the plan year shall cover the 12-month period from one plan year ending date (as designated in the Plan) to the next, and that the written account of all the transactions relating to the Trust Fund for the calendar quarter shall cover the 3-month period for each calendar quarter ending on the last days of March, June, September, and December of each calendar year.

     13.5 Trustee's valuations

Section 5.3 is amended by inserting after the words "as of the close of each plan year" the following: and as of the close of each calendar quarter (namely the last days of March, June, September, and December of each calendar year),.

     13.6 Removal of Trustee

Section 6.1 is amended by revising the proviso to read as follows: that the effective date of such removal shall be no earlier than ten (10) days after written notice is given to the Trustee, unless a shorter period of time is established by mutual agreement of the Employer and the Trustee.

     13.7 Liability of Trustee

Section 6.7 is revised in its entirety to read as follows:

At the time the Trust Fund shall have been transferred and delivered to a successor trustee and if within ninety (90) days after receipt of the final statement of account, the Employer or the successor trustee does not notify the Trustee in writing of its disapproval with respect to the final statement of account, the accounts of the Trustee shall have been settled, and the Trustee shall be released and discharged from all further accountability or liability for the Trust Fund and shall not be responsible in any way for the further disposition of the Trust Fund or any part thereof.

     13.8 Indemnification

Section 7.3 is revised in its entirety to read as follows:

The Employer shall hold harmless and indemnify the Trustee from and against any liability that the Trustee may incur in the administration of the Trust Fund including, without limitation, liability for legal and other professional fees, unless arising from the Trustee's breach of this Agreement or from the Trustee's breach of a duty under Part 4 of Title I of the Employee Retirement Income Security Act of 1974, as amended ["ERISA"] after giving effect, consistent with ERISA 405, to this Agreement and any writings contemplated or permitted to be given under this Agreement.


To make the Agreement including this Amendment binding, the parties have signed below.

<Page 113>


     Smith Barney Corporate Trust Company
Juno Lighting, Inc. by its agent Copeland Associates LLC


BY:  BY:
___/s/ __Joel Chemers_________  ____/s/__G._DeFazio_________




date:  ___June 28, 2000________    date:  ___June 29, 2000__


<Page 114>



             FIRST AMENDMENT TO CREDIT AGREEMENT

          THIS FIRST AMENDMENT TO CREDIT AGREEMENT (this "Amendment"), dated as of June 30, 2000, among JUNO LIGHTING, INC., a Delaware corporation (the "Company"), the lenders party to the Credit Agreement referred to below (the "Lenders"), BANK OF AMERICA, N.A., as administrative agent (the "Administrative Agent") for the Lenders, and CREDIT SUISSE FIRST BOSTON, as syndication agent for the Lenders (the "Syndication Agent", together with the Administrative Agent, being hereinafter referred to collectively as the "Agents").

     PRELIMINARY STATEMENTS:

     (1) The Company, the Lenders and the Agents have entered into a Credit Agreement dated as of June 29, 1999 (said Credit
Agreement being hereinafter referred to as the "Credit Agreement"; the terms defined therein being used herein as therein defined unless otherwise defined herein).

     (2) The Company is in violation of Section 8.1(a) of the Credit Agreement since, on May 31, 2000, the Interest Coverage Ratio of the Company was 1.987 to 1.00 instead of the required level of at least 2.00 to 1.00 (the "Existing Default").

     (3) The Company has requested that the Required Lenders waive the Existing Default and amend the Credit Agreement as hereinafter set forth.

     (4) The Required Lenders are, on the terms and conditions stated below, willing to waive the Existing Default and amend the Credit Agreement as hereinafter set forth.



<Page 115>


                                                               1
     SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 4 hereof, hereby amended as follows:

     (a) Sections 8.1(a), (b) and (c) of the Credit Agreement are amended in full to read as follows:

     "(a) Interest Coverage Ratio. Permit the Interest Coverage Ratio as at the last day of any period of four consecutive fiscal quarters of the Company ending with any fiscal quarter set forth below to be less than the ratio set forth opposite such fiscal quarter:


       Fiscal Quarter            Interest Coverage Ratio

         08/31/2000                    1.60 to 1.00
         11/30/2000                    1.60 to 1.00
         02/28/2001                    1.60 to 1.00
         05/31/2001                    1.60 to 1.00
         08/31/2001                    1.60 to 1.00
         11/30/2001                    1.85 to 1.00
         02/28/2002                    1.85 to 1.00
         05/31/2002                    1.85 to 1.00
         08/31/2002                    1.85 to 1.00
         11/30/2002                    2.00 to 1.00
         02/28/2003                    2.00 to 1.00
         05/31/2003                    2.00 to 1.00
         08/31/2003                    2.00 to 1.00
         11/30/2003                    2.25 to 1.00
         02/28/2004                    2.25 to 1.00
         05/31/2004                    2.25 to 1.00
         08/31/2004                    2.25 to 1.00
         11/30/2004                    2.50 to 1.00
         02/28/2005                    2.50 to 1.00
         05/31/2005                    2.50 to 1.00
         08/31/2005                    2.50 to 1.00
         11/30/2005                    2.75 to 1.00
         11/30/2005                    2.75 to 1.00
         02/28/2006                    2.75 to 1.00
         05/31/2006                    2.75 to 1.00
         08/31/2006                    2.75 to 1.00
         11/30/2006                    3.00 to 1.00




<Page 116>


     (b) Leverage Ratio. Permit the Leverage Ratio as at the last day of any period of four consecutive fiscal quarters of the Company ending with any fiscal quarter set forth below to exceed the ratio set forth opposite such fiscal quarter:


       Fiscal Quarter                 Leverage Ratio

         08/31/2000                    5.25 to 1.00
         11/30/2000                    5.25 to 1.00
         02/28/2001                    5.10 to 1.00
         05/31/2001                    5.10 to 1.00
         08/31/2001                    5.10 to 1.00
         11/30/2001                    4.75 to 1.00
         02/28/2002                    4.75 to 1.00
         05/31/2002                    4.75 to 1.00
         08/31/2002                    4.75 to 1.00
         11/30/2002                    4.50 to 1.00
         02/28/2003                    4.50 to 1.00
         05/31/2003                    4.50 to 1.00
         11/30/2003                    4.50 to 1.00
         02/28/2004                    4.25 to 1.00
         05/31/2004                    4.25 to 1.00
         08/31/2004                    4.25 to 1.00
         11/30/2004                    4.00 to 1.00
         02/28/2005                    4.00 to 1.00
         05/31/2005                    4.00 to 1.00
         08/31/2005                    4.00 to 1.00
         11/30/2005                    3.50 to 1.00
         02/28/2006                    3.50 to 1.00
         05/31/2006                    3.50 to 1.00
          8/31/2006                    3.50 to 1.00
         11/30/2006                    3.00 to 1.00



<Page 117>


     (c) Fixed Charge Coverage Ratio. Permit the Fixed Charge Coverage Ratio for any period of four consecutive fiscal quarters of the Company ending with any fiscal quarter set forth below to be less than the ratio set forth below opposite such fiscal quarter:

       Fiscal Quarter          Fixed Charge Coverage Ratio

         08/31/2000                    1.20 to 1.00
         11/30/2000                    1.20 to 1.00
         02/28/2001                    1.20 to 1.00
         05/31/2001                    1.20 to 1.00
         08/31/2001                    1.20 to 1.00
         11/30/2001                    1.35 to 1.00
         02/28/2002                    1.35 to 1.00
         05/31/2002                    1.35 to 1.00
         08/31/2002                    1.35 to 1.00
         11/30/2002                    1.60 to 1.00
         02/28/2003                    1.60 to 1.00
         05/31/2003                    1.60 to 1.00
         08/31/2003                    1.60 to 1.00
         11/30/2003                    1.70 to 1.00
         02/28/2004                    1.70 to 1.00
         05/31/2004                    1.70 to 1.00
         08/31/2004                    1.70 to 1.00
         11/30/2004                    1.80 to 1.00
         02/28/2005                    1.80 to 1.00
         05/31/2005                    1.80 to 1.00
         08/31/2005                    1.80 to 1.00
         11/30/2005                    1.80 to 1.00
         02/28/2006                    1.80 to 1.00
         05/31/2006                    1.80 to 1.00
         08/31/2006                    1.80 to 1.00
         11/30/2006                    2.00 to 1.00 "=


     (b) Clause (b)(iii) in the first sentence of Section 4.2 of the Credit Agreement is amended in full to read as follows:

     "(iii) each prepayment is in a minimum principal amount of $1,000,000 and a multiple of $1,000,000 in excess thereof (unless such prepayment is made on a date on which principal of the Term Loans is due and payable pursuant Section 3.3, 3.4 or 4.3(b), in which case there shall be no minimum prepayment amount)."

<Page 118>

                                                                4
     SECTION 2. Amendment to Annex A of Credit Agreement. Annex A of the Credit Agreement is, effective as of the date hereof, and subject to the satisfaction of the conditions precedent in
Section 4 hereof, hereby amended and restated to read as set forth on Exhibit A of this Amendment.

     SECTION 3. Waiver of Existing Default. The Required Lenders hereby waive the Existing Default. Nothing contained in this Amendment shall constitute or be construed as a waiver of any other Default or Event of Default.

     SECTION 4. Conditions of Effectiveness. This Amendment shall become effective when, and only when, on or before June 30, 2000, the Administrative Agent shall have received counterparts of this Amendment executed by the Company and the Required Lenders or, as to any of the Required Lenders, advice satisfactory to the Administrative Agent that such Lenders have executed this Amendment and Sections 1, 2 and 3 hereof shall become effective when, and only when, on or before June 30, 2000, the Administrative Agent shall have additionally received all of the following documents, each document (unless otherwise indicated) being dated the date of receipt thereof by the Administrative Agent (which date shall be the same for all such documents), in form and substance satisfactory to the Administrative Agent:

     (a) Certified copies of (i) the resolutions of the Board of Directors of (x) the Company approving this Amendment and the matters contemplated hereby and (y) each Loan Party (other than the Company) evidencing approval of the Consent appended hereto (the "Consent") and the matters contemplated hereby and thereby and (ii) all documents evidencing any other necessary corporate action and approvals of Governmental Authorities, if any, with respect to this Amendment and the Consent and the matters contemplated hereby and thereby.

     (b) A certificate of the Secretary or an Assistant Secretary of the Company and each Loan Party (other than the Company) certifying the names and true signatures of its officers authorized to sign this Amendment or the Consent and the other documents to be delivered hereunder.

     (c) Counterparts of the Consent, executed by each Loan Party
(other than the Company).


<Page 119>

                                                                5
   A certificate signed by a duly authorized officer of the Company stating that:

     (i) The representations and warranties contained in Section
5 hereof are correct on and as of the date of such certificate as though made on and as of such date; and

     (ii) After giving effect to the waiver contained in Section
3 of this Amendment, no event has occurred and is continuing that constitutes a Default or an Event of Default.

     (e) The Administrative Agent shall have received payment of all fees payable to it and the Lenders pursuant to the fee letter dated as of June 30, 2000, between the Administrative Agent and the Company.


     SECTION 5. Representations and Warranties of the Company.
The Company represents and warrants to the Agents and the Lenders as follows:

     (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction indicated at the beginning of this Amendment.

     (b) The execution, delivery and performance by the Company of this Amendment and the Loan Documents, as amended hereby, to which it is or is to be a party are within the Company's corporate powers, have been duly authorized by all necessary corporate action and do not violate, contravene or create a default under (i) the Company's charter or by-laws (or other organizational documents), (ii) any Requirement of Law or (iii) any Contractual Obligation binding on or affecting the Company, or result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, Lien, security interest or other charge, encumbrance or preferential arrangement of any nature (other than pursuant to the Security Documents) upon or with respect to any of the properties now owned or hereafter acquired by the Company.

     (c) No authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required for the due execution, delivery and performance by the Company of this Amendment or any of the Loan Documents, as amended hereby, to which it is or is to be a party.

<Page 120>

                                                                6
     (d) This Amendment and each of the other Loan Documents, as amended hereby, to which the Company is a party constitute legal, valid and binding obligations of the Company enforceable against the Company in accordance with their respective terms.

     (e) The Consolidated balance sheet of the Company and its Consolidated Subsidiaries as at November 30, 1999, and the related Consolidated statements of earnings and of cash flows for the fiscal year ended on such date, reported on by copies of which have heretofore been furnished to each Lender, present fairly the Consolidated financial condition of the Company and its Consolidated Subsidiaries as at such date, and the Consolidated results of their operations and their Consolidated cash flows for the fiscal year then ended. The unaudited Consolidated balance sheet of the Company and its Consolidated Subsidiaries as at May 31, 2000, and the related unaudited Consolidated statements of earnings and of cash flows for the six-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to each Lender, present fairly the Consolidated financial condition of the Company and its Consolidated Subsidiaries as at such date, and the Consolidated results of their operations and their Consolidated cash flows for the six-month period then ended (subject to normal year-end audit adjustments and the absence of footnotes). All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved as required by GAAP (except as approved by such accountants or Responsible Officer, as the case may be, and as disclosed therein). Neither the Company nor any of its Consolidated Subsidiaries had, at the date of the most recent balance sheet referred to above, any material Guarantee Obligation, contingent liability or liability for taxes, or any long-term lease or unusual forward or long-term commitment, including any Hedge Agreement, which is not reflected in the foregoing statements or in the notes thereto. Since November 30, 1999, there has been no development or event that could reasonably be expected to have a Material Adverse Effect.

<Page 121>


                                                                7
     (f) Except with respect to certain Intellectual Property identified by the Company in writing to the Administrative Agent, neither the Company nor any Subsidiary has acquired any property since the Closing Date in which a perfected security interest or Lien has not been granted to the Administrative Agent (i) pursuant to the Guarantee and Collateral Agreement or (ii) in accordance with Section 7.10 of the Credit Agreement.

     (g) The representations and warranties of the Company and its Subsidiaries contained in the Credit Agreement and the other
Loan Documents are true and correct on the date hereof with the same force and effect as if made on such date.

       SECTION 6. Reference to and Effect on the Loan Documents.

     (a) Upon the effectiveness of Sections 1, 2 and 3 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to "the
Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

     (b) Except as specifically amended above, the Credit Agreement and the Notes, and all other Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed. Without limiting the generality of the foregoing, the Security Documents and all of the Collateral described therein do and shall continue to secure the payment and performance of the Obligations.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender or the Administrative Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.






<Page 122>


                                                                8
     SECTION 7. Costs, Expenses and Taxes. The Company agrees to pay on demand all costs and expenses of the Administrative Agent in connection with the preparation, execution, delivery, administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder, including, without limitation, the reasonable fees and out-of-pocket expenses of counsel for the Administrative Agent with respect thereto and with respect to advising the Administrative Agent as to its rights and responsibilities hereunder and thereunder. The Company further agrees to pay on demand all costs and expenses, if any (including, without limitation, reasonable counsel fees an expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Amendment and the other instruments and documents to be delivered hereunder, including, without limitation, reasonable counsel fees and expenses in connection with the enforcement of rights under this
Section 7. In addition, the Company shall pay any and all stamp and other taxes payable or determined to be payable in connection with the execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder, and agrees to hold the Agents and each Lender harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes.

     SECTION 8. Execution in Counterparts. This Amendment may be executed in any number of counterparts (including facsimile counterparts) and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement.

     SECTION 9. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York, without regard to the principles of conflict of laws thereof, except Sections 5-1401 and 5-1402 of the New York General Obligations Law.

<Page 123>

                                                                9

IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.


JUNO LIGHTING, INC.
By:_/s/_ Joel W. Chemers _______
Name:__Joel W. Chemers__________
Title:_Vice President___________


BANK OF AMERICA, N.A.,
as Administrative Agent, Issuing Bank, and a Lender
By:__/s/ W. Thomas Barnett______
Name:__W. Thomas Barnett________
Title:_Managing Director________


CREDIT SUISSE FIRST BOSTON,
as Syndication Agent and a Lender
By:__/s/ Bill O'Daly____________
Name:_____Bill O'Daly___________
Title:_Vice President____________


CREDIT SUISSE FIRST BOSTON,
as Syndicated Agent and a Lender
By:___/s/ Thomas G. Muoio____
Name:__Thomas G. Muoio_______
Title:__Vice President_______


U.S. BANK NATIONAL ASSOCIATION
By:__/s/ Carol Morse_____________
Name:___Carol Morse______________
Title:_Senior Vice President_____


NATIONAL CITY BANK
By:__/s/ Michael Brothers________
Name:__Michael Brothers__________
Title:_Vice President____________


WELLS FARGO BANK, N.A.
By:___/s/ David A Neumann________
Name:__David A. Neumann__________
Title:__Senior Vice President____


<Page 124>

                                                               10
COMERICA BANK
By:__/s/ James B. Haeffner_______
Name:___James B. Haeffner_______
Title:__First Vice President_____



FIRSTAR BANK MILWAUKEE, N.A.
By:__/s/ Jason R. Hickey______
Name:__Jason R. Hickey________
Title:_Vice President_________


HARRIS TRUST AND SAVINGS BANK
By:_/s/ Ronald V. Redd________
Name:___Ronald V. Redd________
Title:_Vice President_________


SENIOR DEBT PORTFOLIO
By: Boston Management and Research, as Investment Advisor
By:__/s/  Payson F. Swaffield_
Name:__Payson F. Swaffield____
Title:_Vice President_________


KEMPER FLOATING RATE FUND
By:_/s/ Kelly D. Babson_______
Name:__Kelly D. Babson________
Title:_Managing Director______


STEIN ROE & FARNHAM CLO I LTD.
By: STEIN ROE & FARNHAM INCORPORATED, as Portfolio Manager
By:__/s/ James R. Fellows_____
Name:_James R. Fellows________
Title:__Sr. Vice President & Portfolio Manager


STEIN ROE FLOATING RATE LIMITED LIABILITY COMPANY
By:__/s/ James R. Fellows_____
Name:_James R. Fellows________
Title:__Sr. Vice President & Portfolio Manager


OLYMPIC FUNDING TRUST
By:__/s/ Ashley R. Hamilton___
Name:_Ashley R. Hamilton_____
Title:_Authorized Agent_______


<Page 125>

                                                               11
PILGRIM PRIME RATE TRUST
By: Pilgrim Investments, Inc. as its investment manager
By:_/s/ Jason Groom___________
Name:__Jason Groom____________
Title:___Vice President_______


KZH RIVERSIDE LLC
By:_/s/ Susan Lee_____________
Name:___Susan Lee_____________
Title:_Authorized Agent_______



<Page 126>

                                                               12

                             CONSENT
                    Dated as of June 30, 2000

     Each of the undersigned, as a Loan Party, hereby consents to the foregoing Amendment and hereby confirms and agrees that (i) each of the Loan Documents to which it is a party is, and shall continue to be, in full force and effect in accordance with its respective terms and is hereby ratified and confirmed in all respects, and (ii) upon the effectiveness of, and on and after the date of, the foregoing Amendment, each reference in the Security Documents to the Credit Agreement shall mean and be a reference to the Credit Agreement as amended by the foregoing Amendment. Each of the undersigned Loan Parties hereby represents and warrants to the Administrative Agent and the Lenders that the execution and delivery of this Consent by such Loan Party has been duly authorized by all necessary corporate action and does not violate or contravene or create a default under any Requirement of Law or any Contractual Obligation.


JUNO MANUFACTURING,
an Illinois corporation
By:___/s/ Joel W. Chemers
Name:__Joel W. Chemers___
Title:_Vice President____


INDY LIGHTING, INC.,
an Indiana corporation
By:_ _/s/ Joel W. Chemers
Name:__ Joel W. Chemers__
Title:__ Vice President__


ADVANCED FIBEROPTIC TECHNOLOGIES,
INC., a Florida corporation
By:___/s/ Joel W. Chemers
Name:___ Joel W. Chemers_
Title:___ Vice President_


JUNO LIGHTING, LTD.,
a corporation organized under the laws of Ontario, Canada
By:_  _/s/ Joel W. Chemers
Name:___ Joel W. Chemers__
Title:___ Vice President__
                                                               13

<Page 127>

                            EXHIBIT A
                                                       Annex A to
                                                 Credit Agreement

               Applicable Percentage for Revolving
               Credit Loans, Tranche A Term Loans,
            Letter of Credit Fees and Commitment Fees


Pricing Level              Leverage       Leverage        Leverage       Leverage       Leverage
                           Ratio          Ratio           Ratio          Ratio          Ratio
                           Level I        Level II        Level III      Level IV       Level V

Leverage Ratio = X     x is greater than  4.000 is less   3.500 is less  2.75 is less   x is less than
                       or equal to 4.500  than or equal   than or equal  than or equal  2.750
                                          to x less than  to x less than  to x less
                                          4.500           4.000           than 3.500
Applicable
Percentage for
Eurodollar
Loans                      2.750%         2.500%           2.250%         2.000%         1.625%

Applicable                 1.250%         1.000%            .750%         0.500%         0.125%
Percentage for
Base Rate Loans

Applicable                 2.750%         2.500%            2.250%        2.000%         1.625%
Percentage for
Letter of
Credit
Fees

Applicable                 0.500%         0.500%            0.500%        0.500%          0.375%
Percentage for
Commitment Fees


                    Applicable Percentage for
                      Tranche B Term Loans


Pricing Level       Leverage      Leverage         Leverage        Leverage       Leverage
                    Ratio         Ratio Level      Ratio           Ratio          Ratio
                    Level I       II               Level           Level IV       Level V
                                                   III
Leverage Ratio = X  x is           4.000 is less   3.50 is less    2.750 is less  x is less than
                    greater than   than or equal   than or equal   than or equal  2.750
                    or equal to    to x less than  to x less than  to x less
                    4.500          4.500           4.000           than 3.500

Applicable          3.250%         3.000%          3.000%          2.750%        2.750%
Percentage for
Eurodollar
Loans

Applicable          1.750%         1.500%          1.500%          1.250%        1.250%
Percentage for
Base Rate Loans



                                                               14