Form 10-Q
period 2000-08-31
JUNO LIGHTING INC
filed 2000-10-13
CIK 723888

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                                                 August 31,2000
For the quarterly period ended . . . . . . . . . . . . . . . . .
                                           OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from . . . . . . . to . . . . . . . .

                       0-11631
Commission File Number . . . . .
                                      JUNO LIGHTING, INC.
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   (Exact name of registrant as specified in its charter)

     Incorporated in Delaware              36-2852993
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)              Identification No.)


  1300 South Wolf Road, Des Plaines, Illinois    60017-5065
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
   (Address of principal executive offices)     (Zip Code)

                     847-827-9880
 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    (Registrant's telephone number, including area code)

 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
                                                X
                                           Yes . . . No . . .
There were 2,443,248 shares of common stock outstanding as of September 30, 2000.


<PAGE 2>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                       ($ In Thousands)
                                                   August 31,     November 30,
      ASSETS                                          2000            1999
      ------                                       ----------     -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $    2 404     $    8 632
   Accounts receivable, less allowance for
      possible losses of $1,333 and $1,382             27 950         26 799
   Inventories at lower of cost or market              25 734         29 317
   Prepaid expenses and miscellaneous                   4 210          4 142
                                                   ----------     ----------
                    TOTAL CURRENT ASSETS               60 298         68 890
                                                   ----------     ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $21,850 and $19,360                               46 261         47 802
                                                   ----------     ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,744 and $1,629                                 4 008          4 123
   Deferred financing costs & other, net of
      accumulated amortization of $1,478 & $514         8 746          9 676
   Miscellaneous                                          111            143
                                                   ----------     ----------
                    TOTAL OTHER ASSETS                 12 865         13 942
                                                   ----------     ----------
                                                   $ 119 424    $   130 634
                                                   ==========     ==========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $    7 387     $    6 566
   Accrued liabilities                                 12 655         16 272
   Current maturities of long-term debt                 4 006          3 330
                                                   ----------     ----------
                    TOTAL CURRENT LIABILITIES          24 048         26 168
                                                   ----------     ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                193 738        208 623
                                                   ----------     ----------
STOCKHOLDERS' EQUITY:
   Preferred Stock,
      $.001 par, shares authorized 5,000,000;
      Series A convertible, $100 stated value,
      issued shares 1,060,000                         117 033        110 282
   Common stock, $.001 and $.01 par, shares
      authorized 45,000,000;
      issued 2,443,248 and 2,412,126                        2              2
   Paid-in-capital                                        580            421
   Accumulated other comprehensive income                (600)          (530)
   Retained earnings <Deficit>                       (215 377)      (214 332)
                                                   ----------     ----------
           TOTAL STOCKHOLDERS' EQUITY <DEFICIT>      ( 98 362)      (104 157)
                                                   ----------     ----------
                                                   $  119 424      $ 130 634
                                                   ==========     ==========
            (See Notes To Consolidated Financial Statements)

<PAGE 3>
                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 ===========================================

                                                     (In Thousands Except Per
                                                          Share Amounts)
                                                       Three Months Ended
                                                    -------------------------
                                                     August 31,    August 31,
                                                        2000          1999
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   44 611    $   42 979

COST OF SALES                                           22 715        21 546
                                                    ----------    ----------
      Gross profit                                      21 896        21 433

SELLING, GENERAL AND ADMINISTRATIVE                     13 227        13 845
                                                    ----------    ----------
      Operating income                                   8 669         7 588
                                                    ----------    ----------
OTHER INCOME (EXPENSE):

      Interest expense                                  (5 661)       (3 896)

      Interest and dividend income                           77         1 225

      Miscellaneous                                        (15)         (749)
                                                    ----------    ----------
         Total other income (expense)                   (5 599)       (3 420)
                                                    ----------    ----------
INCOME BEFORE TAXES ON INCOME                            3 070         4 168

TAXES ON INCOME                                          1 176         1 535
                                                    ----------    ----------
NET INCOME                                               1 894         2 633

LESS: PREFERRED DIVIDENDS                                2 295         2 120
                                                    ----------    ----------
NET (LOSS) INCOME AVAILABLE
    TO COMMON SHAREHOLDERS                          $     (401)    $     513
                                                     =========    ==========

NET (LOSS) INCOME PER COMMON
    SHARE (BASIC AND DILUTED)                            $(.16)        $ .08
                                                         =====         =====



                  (See Notes To Consolidated Financial Statements)


<PAGE 4>

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Nine Months Ended
                                                   --------------------------
                                                      August 31,   August 31,
                                                        2000          1999
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   130 298   $   125 761

COST OF SALES                                            66 226        63 579
                                                    -----------   -----------
      Gross profit                                       64 072        62 182

SELLING, GENERAL AND ADMINISTRATIVE                      38 095        36 517
                                                    -----------   -----------
      Operating income                                   25 977        25 665
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

      Interest expense                                  (17 075)       (3 958)

      Interest and divided income                           222         3 495

      Miscellaneous                                          40          (562)
                                                    -----------   -----------
         Total other income (expense)                   (16 813)       (1 025)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             9 164        24 640

TAXES ON INCOME                                           3 458         8 692
                                                    -----------   -----------
NET INCOME                                                5 706        15 948

LESS: PREFERRED DIVIDENDS                                 6 750         2 120
                                                    -----------    ----------

NET (LOSS)INCOME AVAILABLE TO COMMON SHAREHOLDERS    $   (1 044)   $   13 828
                                                    ===========    ==========


NET (LOSS)INCOME PER COMMON SHARE - BASIC                $(0.43)       $ 1.01
                                                          =====         =====

NET (LOSS)INCOME PER COMMON SHARE - DILUTED              $(0.43)       $ 1.00
                                                          =====         =====



                (See Notes To Consolidated Financial Statements)

<PAGE 5>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             =====================================================

                                                             (In Thousands)
                                                           Nine Months Ended
                                                            August 31, 2000
                                                           -----------------
                                                               (Unaudited)

RETAINED EARNINGS(DEFICIT), beginning of period                 $(214 332)

PREFERRED DIVIDEND                                                 (6 750)

COMMON STOCK RETIREMENT                                                (1)

NET INCOME, nine months ended                                        5 706
      August 31, 2000                                             ----------

RETAINED EARNINGS (DEFICIT), end of period                      $ (215 377)
                                                                  ==========




                (See Notes To Consolidated Financial Statements)


<PAGE 6>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Nine Months Ended
                                                  ----------------------------
                                                     August 31,    August 31,
                                                      2000           1999
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY (USED IN) OPERATING
    ACTIVITIES:

    Net income from continuing operations          $    5 706      $  15 948
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation & amortization                  4 711          3 567
           Loss (gain) on sale of assets                    -            606
           Changes in assets and liabilities:
             (Increase) in accounts
                 receivable                            (1 221)        (2 266)
             Decrease(increase) in inventory            3 582         (1 541)
             (Increase) decrease in
                 prepaid expense                          (67)         1 319
             Decrease(increase) in other assets            36         (9 948)
             (Decrease) increase in accounts
                 payable and accrued expenses          (3 796)         5 956
             Increase in deferred
                 income taxes                             453            258
                                                  -----------     ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES               9 404         13 899
                                                  -----------     ----------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
    ACTIVITIES:

    Capital expenditures                               (2 089)        (4 742)
    Purchases of marketable securities                      -        (63 966)
    Sales of marketable securities                          -        151 346
                                                  -----------     ----------
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                               (2 089)        82 638
                                                  -----------     ----------



                             (Continued on Next Page)

<PAGE 7>
                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                      Nine Months Ended
                                                  ----------------------------
                                                     August 31,    August 31,
                                                      2000           1999
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from sale of common stock thru
       employee purchase plan                             159            193
    Proceeds from exercise of stock
       options                                              -            838
    Proceeds from issuance of preferred stock               -        106 000
    Proceeds from subordinated debt                         -        124 103
    Proceeds from bank debt                             4 250         94 900
    Common stock retired                                    -       (415 636)
    Dividend paid                                           -         (3 720)
    Principal payments on long-term debt              (17 952)        (8 276)
                                                   -----------    -----------

NET CASH (USED IN) FINANCING ACTIVITIES               (13 543)      (101 598)
                                                   -----------    -----------

NET DECREASE IN CASH                                   (6 228)        (5 061)

CASH AT BEGINNING OF PERIOD                             8 632         10 498
                                                   -----------    -----------

CASH AT END OF PERIOD                              $    2 404     $    5 437
                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $   23 063     $    1 148
        Income taxes                                    2 073          7 550



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

INVENTORIES

   Inventories are summarized as follows:
                                     (in thousands)
                             August 31, 2000  November 30, 1999
                             --------------- ------------------
            Finished goods           $12 906            $14 333
            Raw materials             12 828             14 984
                                     -------            -------
                                     $25 734            $29 317
                                    ========          =========

LONG-TERM DEBT
--------------
Long-term debt consists of the following:
                                                      (in thousands)
                                                 August 31, November 30,
                                                   2000        1999
                                               ------------ ------------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%          $30 122       $38 000
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%           41 176        48 000
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $877    124 163       124 123
                                                  --------      --------
                                                   195 461       210 123
Less current maturities                              4 006         3 330
                                                  --------      --------
Total long-term debt                              $191 455      $206 793
                                                  ========      ========

<PAGE 9>
   The Company has a senior credit facility (the "Credit Facility") with Bank of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus a varying applicable percentage. At August 31, 2000 the nominal interest rates for Term Loan A and Term Loan B were 9.49% and 9.99%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million in principal amount of 11-7/8% senior subordinated notes due July 1, 2009
(the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company.
Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

   As of May 31, 2000, the Company was not in compliance with a requirement of the Secured Credit Agreement for maintaining a minimum ratio of EBITDA to Interest Expense, as defined. On June 30, 2000, the lenders agreed to waive compliance with this requirement for the quarter ended May 31, 2000 and modified this and other financial ratios for the remainder of the term.

  The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries, as more particularly described in the Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2001 - $4,404,000; 2002 - $5,202,000; 2003 -
$6,789,000; 2004 - $6,789,000; 2005 - $8,394,000.





<PAGE 10>
SERIES A PREFERRED STOCK

   On June 30, 1999, the Company issued 1,060,000 shares of Series A convertible stock ("Preferred Stock") to Fremont Investors and certain employees of the Company. Holders of the Preferred Stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Board of Directors, in an amount equal to or greater than:

              -dividends which would have been payable to
               holders of Series A Convertible Preferred Stock in such quarter they converted their Series A Convertible Preferred Stock into Juno common stock prior to the record date of the dividends declared on the common stock in such quarter, or

              -the stated amount then in effect multiplied by 2%.


   Through June 30, 2004, the dividends for the preferred Stock will be payable by an increase in the stated amount of such stock. After June 30, 2004, the dividends will be paid in cash until redemption or conversion. The Preferred Stock is convertible into shares of the Company's common stock at a price of $26.25 per share. Holders of the Preferred Stock are entitled to vote for each whole share of common stock that would be issuable to such holder upon the conversion of all the shares of Preferred Stock held by such holder on the record date for the determination of stockholders entitled to vote. Additionally, holders of the Preferred Stock have a preference over common stockholders in the event of liquidation, dissolution or winding up of the Company.

NET INCOME PER COMMON SHARE

   Basic earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:

                                    August 31,  August 31,
                                      2000        1999
                                   ----------- -----------
3 months ended
   Basic                            2 435 468     6 460 320
   Diluted                          2 435 468     6 469 117
9 months ended
   Basic                            2 421 463    13 741 834
   Diluted                          2 421 463    13 773 866


<PAGE 11>
COMPREHENSIVE INCOME

   As of December 1, 1998, the company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this statement had no impact on the Company's net income or stockholders equity. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments and unrealized gains or losses on the Company's available-for-sale securities to be included in other comprehensive income. Prior to the adoption of SFAS 130, the Company reported such adjustments and unrealized gains or losses separately in stockholders' equity. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

       The components of comprehensive income, net of related tax, are as follows (in thousands):
                     Three Months Ended      Nine Months Ended
                   August 31, August 31,   August 31, August 31,
                      2000      1999          2000      1999
                  ---------- ----------   ---------- ----------
Net income            $1 894    $2 633        $5 706    $15 948
Foreign currency
 translation
 adjustment               84       (38)          (70)        80
                    --------  --------    ----------  ---------
   Comprehensive
     income           $1 978    $2 595        $5 636    $16 028
                     =======   =======       =======    =======


        The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

                                        August 31, November 30,
                                           2000      1999
                                    -------------- ------------
Foreign currency translation
 adjustment                                 $(600)       $(530)
                                         --------       -------
   Accumulated other
    comprehensive income                    $(600)       $(530)
                                          =======        ======



(Continued on Next Page)

<PAGE 12>

MERGER AND RECAPITALIZATION

   On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

GUARANTORS' FINANCIAL INFORMATION

   The Company has registered and issued $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Securities Act"), which notes were exchanged for Series A Senior Subordinated notes with substantially identical economic terms that were sold earlier in a private offering. Pursuant to the terms of the Senior Subordinated Notes, the Company's wholly-owned domestic subsidiaries, Juno Manufacturing, Inc., Indy Lighting, Inc. and Advanced Fiberoptic Technologies, Inc., will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

   Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors. The Company has not presented separate financial statements and other disclosures concerning its subsidiary guarantors because management has determined that such information in not material to investors.



<PAGE 13>

                                        For the Three Months Ended August 31, 2000
                                        ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 36 699      $ 38 348        $ 2 910      $(33 346)     $ 44 611
Cost of sales               26 609        22 627          2 458       (28 979)       22 715
                          --------  ------------  -------------  ------------  ------------
Gross profit                10 090        15 721            452        (4 367)       21 896
Selling, general and
  administrative             7 275         5 468            456            27        13 226
                          --------  ------------  -------------  ------------  ------------
Operating income             2 815        10 253            ( 4)       (4 394)        8 670
Other income(expense)       (5 534)          (31)           (35)           -         (5 600)
                          --------  ------------  -------------  ------------  ------------
Income (loss)before taxes
  on income                 (2 719)       10 222           ( 39)       (4 394)        3 070
Taxes on income             (2 617)        3 809           ( 15)           (1)        1 176
                          --------  ------------  -------------  ------------  ------------
Net income (loss)             (102)        6 413           ( 24)       (4 393)        1 894
Less: Preferred Dividends   (2 295)            -              -             -        (2 295)
                          --------- ------------  -------------  ------------  ------------
Net Income (loss) available
   To Common Shareholders $ (2 397)      $ 6 413        $  ( 24)     $ (4 393)     $   (401)
                          ========   ===========   ============   ============   ===========


                                        For the Three Months Ended August 31, 1999
                                        ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 32 971      $ 39 168        $ 2 953      $(32 113)     $ 42 979
Cost of sales               26 351        23 653          2 545       (31 003)       21 546
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6 620        15 515            408        (1 110)       21 433
Selling, general and
  administrative             7 437         5 871            509            27        13 844
                          --------  ------------  -------------  ------------  ------------
Operating income              (817)        9 644           (101)       (1 137)        7 589
Other income(expense)       (3 409)           23            (34)            -        (3 420)
                          --------  ------------  -------------  ------------  ------------
Income (loss) taxes
  on income                 (4 226)        9 667           (135)       (1 137)        4 169
Taxes on income             (1 300)        2 899            (62)           (1)        1 536
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           (2 926)        6 768           ( 73)       (1 136)        2 633
Less: Preferred Dividends   (2 120)            -              -             -        (2 120)
                          --------- ------------  -------------  ------------  ------------
Net income (loss)
   available to
   Common Shareholders    $ (5 046)      $ 6 768         $ ( 73)      $(1 136)      $   513
                          ========  ============  =============  ============  ============

<PAGE 14>


                                         For the Nine Months Ended August 31, 2000
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $105 580      $106 094        $ 7 834      $(89 210)     $130 298
Cost of sales               80 865        66 237          6 667       (87 542)       66 227
                          --------  ------------  -------------  ------------  ------------
Gross profit                24 715        39 857          1 167        (1 668)       64 071
Selling, general and
  administrative            20 962        15 568          1 482            82        38 094
                          --------  ------------  -------------  ------------  ------------
Operating income             3 753        24 289           (315)       (1 750)       25 977
Other income(expense)      (16 719)            6           (100)            -       (16 813)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before taxes
  on income                (12 966)       24 295           (415)       (1 750)        9 164
Taxes on income             (5 118)        8 760           (180)           (4)        3 458
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           (7 848)       15 535           (235)       (1 746)        5 706
Less: Preferred
   Dividends                (6 750)            -              -             -        (6 750)
                          --------  ------------  --------------  -----------  ------------
Net Income (loss)
   available to
   Common Shareholders    $(14 598)     $ 15 535         $ (235)     $ (1 746)     $ (1 044)
                          ========   ===========  =============   ===========   ===========

                                        For the Nine Months Ended August 31, 1999
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 99 545      $106 064       $  7 726      $(87 574)    $ 125 761
Cost of sales               77 972        65 301          6 743       (86 437)       63 579
                          --------  ------------  -------------  ------------  ------------
Gross profit                21 573        40 763            983        (1 137)       62 182
Selling, general and
  administrative            18 893        16 124          1 418            82        36 517
                          --------  ------------  -------------  ------------  ------------
Operating income             2 680        24 639           (435)       (1 219)       25 665
 Other income(expense)      (1 230)          305           (100)            -        (1 025)
                          --------  ------------  -------------  ------------  ------------
Income (loss)before taxes
  on income                  1 450        24 944           (535)       (1 219)       24 640
Taxes on income                595         8 335           (234)           (4)        8 692
                          --------  ------------  -------------  ------------  ------------
Net income (loss)              855        16 609           (301)       (1 215)       15 948
Less: Preferred Dividends   (2 120)            -              -             -        (2 120)
                          --------- ------------  -------------  ------------  ------------
Net income (loss)
   available to
   Common Shareholders    $ (1 265)      $16 609       $   (301)   $   (1 215)    $  13 828
                          ========  ============  =============  ============  ============


<PAGE 15>

                                                         August 31,2000
                                                         ---------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  2 170     $     176       $     53    $        5     $   2 404
Accounts receivable, net        27 820        72 908          1 740       (74 518)       27 950
Inventories                     19 594        14 082          1 386        (9 328)       25 734
Other current assets             3 680           438             91             -         4 209
                              --------  ------------  -------------  ------------  ------------
    Total current assets        53 264        87 604          3 270       (83 841)       60 297
Property and equipment          10 424        55 388          2 676          (376)       68 112
Less accumulated depreciation    2 659        18 928            534          (271)       21 850
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7 765        25 460          2 142          (105)       46 262
Other assets                    72 757            51              -       (59 943)       12 865
                              --------  ------------  -------------  ------------  ------------
Total assets                  $133 386    $  124 115       $  5 412   $  (143 889)   $  119 424
                              ========  ============  =============  ============  ============
Current liabilities            $83 686    $   12 400       $  2 475   $   (74 513)   $   24 048
Other liabilities              193 662             -          2 156        (2 080)      193 738
                              --------  ------------  -------------  ------------  ------------
Total liabilities              277 348        12 400          4 631       (76 593)      217 786
Total stockholders'
   (deficit) equity           (143 562)      111 715            781       (67 296)     ( 98 362)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $133 786     $ 124 115        $ 5 412    $ (143 889)    $ 119 424
                              ========  ============  =============  ============  ============



                                                        November 30, 1999
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  5 748     $   2 828       $     27    $       29     $   8 632
Accounts receivable, net        26 206        50 536          1 721       (51 664)       26 799
Inventories                     18 879        16 458          1 507        (7 527)       29 317
Other current assets             3 390           480             79           193         4 142
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54 223        70 302          3 334       (58 969)       68 890
Property and equipment          10 393        54 490          2 656          (377)       67 162
Less accumulated depreciation    2 330        16 871            429          (270)       19 360
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8 063        37 619          2 227          (107)       47 802
Other assets                    73 819            75              1       (59 953)       13 942
                              --------  ------------  -------------  ------------  ------------
Total assets                  $136 105      $107 996       $  5 562    $ (119 029)    $ 130 634
                              ========  ============  =============  ============  ============
Current liabilities           $ 63 435      $ 11 815       $  2 359    $  (51 441)    $  26 168
Other liabilities              208 542             -          2 177        (2 096)      208 623
                              --------  ------------  -------------  ------------  ------------
Total liabilities              271 977        11 815          4 536       (53 537)      234 791
Total stockholders'
   (deficit) equity           (135 872)       96 181          1 026       (65 492)     (104 157)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity        $136 105      $107 996       $  5 562    $ (119 029)    $ 130 634
                              ========  ============  =============  ============  ============

<PAGE 16>

                                            For the Nine Months Ended August 31, 2000
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities         $11 140      $ (1 753)      $     64       $   (47)     $  9 404
                              ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities
  Capital expenditures          (1 174)         (898)           (17)            -        (2 089)
                              ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities         (1 174)         (898)           (17)            -        (2 089)
                              ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities
  Proceeds from bank debt        4 250             -              -             -         4 250
  Principal Payments on
    Long Term Debt             (17 952)            -            (21)           21       (17 952)
  Other financing activities       159             -              -             -           159
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                  (13 543)            -            (21)           21       (13 543)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      (3 577)       (2 651)            26           (26)       (6 228)
Cash at beginning of period      5 747         2 828             27            30         8 632
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  2 170      $    177       $     53       $     4      $ 2 404
                             =========  ============  =============  ============  ============

                                            For the Nine Months Ended August 31, 1999
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $  9 466       $ 4 066        $  (248)      $   615      $ 13 899
                              --------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures            (163)       (4 547)          ( 32)            -        (4 742)
  Proceeds from sale of assets       -             -              -             -             -
  Purchases of marketable
   securities                  (63 966)            -              -             -       (63 966)
  Sales of marketable
   securities                  151 346             -              -             -       151 346
                             ---------  ------------  -------------  ------------  ------------
Net Cash provided by (used in)
   investing activities         87 217        (4 547)           (32)            -        82 638
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid                (3 720)            -              -             -        (3 720)
  Proceeds from issuance
    of preferred stock         106 000             -              -             -       106 000
  Proceeds from
    subordinated debt          124 103             -              -             -       124 103
  Proceeds from bank debt       94 900             -              -             -        94 900
  Common stock retired        (415 636)            -              -             -      (415 636)
  Other financing activities    (7 245)            -            (20)           20        (7 245)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (101 598)            -            (20)           20      (101 598)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      (4 915)         (481)          (300)          635        (5 061)
Cash at beginning of period      9 162           958            349            29        10 498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $ 4 247        $   477           $ 49        $ 664       $ 5 437
                             =========  ============  =============  ============  ============
<PAGE 17>

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION
     ===========================================================

RESULTS OF OPERATIONS:
----------------------

Three Months Ended August 31, 2000 Compared With Three Months
-------------------------------------------------------------
Ended August 31, 1999
------------------
      During the third quarter ended August 31, 2000, net sales
increased by 3.8% to $44,611,000 compared to $42,979,000 for the like period in 1999. Sales increases, principally as a result of new commercial construction activities and sales of the Company's new Flex 12 product line were offset, in part, by a softening in national account business.

   Cost of sales as a percentage of net sales increased to 50.9%
for the quarter, compared to 50.1% for the like period in 1999 due to a change in sales mix.

   Selling, general and administrative expenses expressed as a percentage of sales decreased to 29.6% for the third quarter of 2000 compared with 32.2% for the like period in 1999 due primarily to one-time charges incurred in the third quarter of 1999 of $1,088,000 for bonuses paid to Juno officers pursuant to Change of Control Benefit Agreements and $149,000 for the loss on the early extinguishment of an Industrial Revenue Bond that was paid off on June 30, 1999.


   As a result of the above factors, operating income increased to 19.4% of sales as compared to 17.7% for the like period in 1999.

   Interest expense amounted to $5,661,000 for the third quarter ended August 31, 2000 compared to $3,896,000 for the like period in 1999. This increase reflects interest related to borrowings used to finance the merger which closed on June 30, 1999.


Nine Months Ended August 31, 2000 Compared With Nine Months
-----------------------------------------------------------
Ended August 31, 1999
---------------------
   During the nine month period ended August 31, 2000, net sales increased 3.6% to $130,298,000 compared to $125,761,000 for the like period in 1999. In management's opinion, this increase is due to increases in the overall demand for lighting products as well as sales of the Company's new Flex 12 product line.

<PAGE 18>
   Cost of sales as a percentage of net sales increased to 50.8% compared to 50.6% for the like period in 1999 due primarily to changes in sales mix.

   Selling, general and administrative expenses expressed as a percentage of sales increased to 29.2% for the period compared with 29.0% for the like period in 1999 due to the same factors cited for the third quarter.

   As a result of the above factors, operating income decreased to 19.9% of sales as compared to 20.4% for the like period in 1999.

   Interest expense amounted to $17,075,000 for the nine months ended August 31, 2000 compared to $3,958,000 for the like period in 1999. This increase reflects interest related to borrowings used to finance the merger which closed on June 30, 1999.

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

 LIQUIDITY AND CAPITAL RESOURCES:
 --------------------------------
   During the nine month period ended August 31, 2000, the
Company generated positive net cash flow from operating
activities of $9,404,000.  This was comprised principally of net income, depreciation and amortization, and a decrease in
inventory, (collectively aggregating $13,999,000), net of an increase in accounts receivable of $1,221,000 and a decrease in accounts payable and accrued expenses of $3,796,000.

   Net cash used in investing activities amounted to $2,089,000 and was used to finance capital expenditures.

   The net cash used in financing activities of $13,543,000 consisted primarily of principal payments on long-term debt of $17,952,000 less proceeds from the Revolving Line of Credit
Facility of $4,250,000.

   The Company historically has funded its operations principally from cash generated from operations, available cash and income from marketable securities. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

<PAGE 19>
   Principal and interest payments under the Senior Credit
Facility and the Subordinated Debt represent significant liquidity requirements for the Company. As of August 31, 2000, the Company had cash of approximately $2.4 million and total indebtedness of $196.5 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements.

   The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $1.0 million on August 31, 2000. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior
Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next
12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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

<PAGE 20>
    ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK
    =======================================================

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

          On September 8, 1997, Juno Lighting, Inc. was served with a complaint for patent infringement alleged by Mr. Ole K. Nilssen (Case No. 97 C 4624 in the United
          States District Court for the Northern District of
          Illinois). In this complaint, Mr. Nilssen alleged that Juno had infringed seven of Mr. Nilssen's patents and sought a permanent injunction against Juno's sale of products utilizing the inventions claimed by such patents and unspecified monetary damages including a request for treble damages. These patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief. To allow the parties to focus on negotiating a potential resolution of this dispute, on November 10, 1999, Juno and Mr. Nilssen dismissed their cases without prejudice and further entered into an agreement to toll the statute of limitations up to and including May 15, 2000.

          To avoid further operation of the statute of limitations, on May 15, 2000, Mr. Nilssen filed a a complaint against Juno Lighting, Inc. in the United
          States District Court for the District of Delaware and served the Company with the complaint on September 12, 2000. The parties have agreed that the Company's response to the complaint need not be filed until November 10, 2000. In this complaint, Mr. Nilssen alleges the same causes of action and seeks the same relief as in the dismissed action. The Company and Mr.
          Nilssen continue to focus on negotiating a potential resolution of this dispute.

Item 2.   None
Item 3.   Defaults Upon Senior Securities - None
Item 4.   Submission of Matters to a Vote of Security Holders -
          None
Item 5.   Other Information - None

Item 6.   (a) Exhibits - None

          (b) During the quarter for which this report is filed, no reports on Form 8-K were filed.


<PAGE 21>
                                  SIGNATURES
                                  ==========

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




Dated:     October 13, 2000


