Form 10-K
period 2000-11-30
JUNO LIGHTING INC
filed 2001-02-26
CIK 723888

=============================================================================
                     SECURITIES AND EXCHANGE C0MMISSION

                           Washington, D.C.  20549
                           -----------------------

                                 FORM  10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 For the fiscal year ended November 30, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes     No  X .
                     ---    ---

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 2001:  $11,195,252.

At January 31, 2001, 2,443,248 shares of common stock were outstanding.

=============================================================================





                      DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.
























































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

     Approximately 94% of the Company's sales in fiscal 2000 were made in the United States, with most of the balance made in Canada. The Company's sales are made primarily to electrical distributors as well as certain wholesale lighting outlets. Such distributors resell the Company's products for use in remodeling of existing structures and in new residential, commercial and institutional construction.

     The Company produces a wide variety of fixtures and related equipment for the recessed and track lighting markets. Its recessed lighting fixtures are designed to be installed directly into ceilings, while its track lighting fixtures are mounted on electrical tracks affixed to ceilings or walls. End-users of the Company's products generally prefer them due to their superior design, reliability and ease of installation. Juno designs and assembles substantially all of its products in-house. However, it outsources virtually all component manufacturing to a number of independent vendors principally located near its production facilities. Inventories are maintained at two production and distribution facilities located near Chicago and Indianapolis and at distribution facilities near Atlanta, Dallas, Los Angeles, Philadelphia and Toronto.

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

     The Company also produces and markets a series of track lighting products under the names Trac 12 and Flex 12. Trac 12 is a low voltage track lighting system featuring small individual fixtures and a miniature lamp holder used in linear lighting applications. Flex 12, which was introduced in 2000, is also a low voltage track lighting system that features a track that can be curved in a variety of shapes. A series of miniature fixtures were introduced to accompany this flexible system for commercial and residential lighting applications.

     Pursuant to an acquisition several years ago, Juno began manufacturing and selling a line of fixtures used in showcase lighting applications under the name Danalite. This linear configuration which uses low voltage and fluorescent light sources is used in showcases as well as other merchandise display cases and certain other commercial and residential accent lighting applications. The products are made utilizing aluminum extruded channels in various lengths and finishes. These products primarily utilize miniature 12 volt halogen light sources with hinged sockets so that the process of changing the light source can be done easily.


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

     The Company spent approximately $4,696,000, $4,739,000, and $4,095,000 on research, development and testing of new products and development of related tooling in fiscal 2000, 1999, and 1998, respectively.

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

Backlog and Material Customers
------------------------------
     We have no material long-term contracts. The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 2000.

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

     As of November 30, 2000, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees
---------
     The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2002 and September 2001, respectively.


ITEM 2.  PROPERTIES
-------------------
     Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario which have, in the aggregate, approximately 140,700 square feet of floor space and owns a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases two additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 89,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $477,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.



ITEM 3.  LEGAL PROCEEDINGS
--------------------------
     On September 8, 1997, Juno Lighting, Inc. was served with a complaint for patent infringement alleged by Mr. Ole K. Nilssen (Case No. 97 C 4624) in the United States District Court for the Northern District of Illinois. In this complaint, Mr. Nilssen alleged that Juno had infringed seven of Mr. Nilssen's patents (the "Patents") and sought a permanent injunction against Juno's sale of products utilizing the inventions claimed by the Patents and unspecified monetary damages including a request for treble damages. The Patents relate variously to low-voltage, high frequency power supplies for lighting systems and to so-called track lighting systems incorporating such low-voltage high frequency power supplies. Juno filed an answer and counterclaim denying the allegations of the complaint and asserting a number of affirmative defenses and prayers for declaratory relief. To allow the parties to focus on negotiating a potential resolution of this dispute, on November 10, 1999, Juno and Mr. Nilssen dismissed their cases without prejudice and further entered into an agreement to toll the statute of limitations up to and including May 15, 2000. On May 15, 2000, to avoid further operation of the statute of limitations, Mr. Nilssen filed a complaint against Juno in the United States District Court for the District of Delaware alleging the same causes of action and seeking the same relief as in the dismissed action. Mr. Nilssen served Juno with this complaint on September 12, 2000.

     On February 23, 2001, Mr. Nilssen and Juno entered into a Settlement Agreement (the "Settlement Agreement") which terminated the lawsuit. Pursuant to the Settlement Agreement, the parties granted mutual releases from all potential claims that arose prior to February 23, 2001. In addition, Juno agreed to make a settlement payment to Mr. Nilssen in an immaterial amount. Juno also agreed to enter into a non-exclusive license agreement under which it will pay royalties in exchange for non-exclusive rights to certain products covered by the Patents.


















































ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
    Pursuant to a request by the Company, Fremont Investors I, LLC, the holder of a majority of the Company's outstanding shares of Series A Convertible Preferred Stock, signed a written consent on November 9, 2000 agreeing to the creation of Series B Convertible Preferred Stock by the Company's board of directors.

Executive Officers Of The Registrant
------------------------------------
     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2001:

Name                   Age       Positions Held

T. Tracy Bilbrough     44        President and Chief Executive Officer
Glenn R. Bordfeld      54        Executive Vice President and Chief Operating
                                 Officer; President of Juno Lighting Division
George J. Bilek        46        Vice President, Finance and Treasurer
Joel W. Chemers        64        Vice President, Human Resources and
                                 Legal Affairs
Charles F. Huber       59        Vice President, Engineering and
                                 Special Projects
Jacques P. LeFevre     45        Vice President; President of
                                 Indy Lighting, Inc.
Daniel S. Macsherry    41        Vice President, Business Development
R. Reed Powers         49        Vice President; President of Advanced
                                 Fiberoptic Technologies, Inc.
Scott L. Roos          43        Vice President, Product Management
                                 & Development
Richard B. Stam        39        Vice President, Sales
Thomas W. Tomsovic     59        Vice President, Operations


     T. Tracy Bilbrough has served as Chief Executive Officer and director since May 2000. From September 1997 to May 2000 he was President - Commercial Division of Thomas & Betts Corporation, a manufacturer of electrical and electronic components. From October 1995 to September 1997 he was President - Eastern Hemisphere of Black & Decker Corporation, a manufacturer of power tools, plumbing fixtures and various other hardware products and accessories.

     Glenn R. Bordfeld has been Executive Vice President, Chief Operating Officer and President, Juno Lighting Division since May 2000 and served as a director since July 1999. From January 1999 to May 2000 he was President, Chief Operating Officer of the Company. He was the Company's Vice President, Sales from July 1991 to January 1999. Previously, he was employed by the Company as its National Sales Manager from November 1988 to July 1991; its Assistant Sales Manager from November 1985 to November 1988 and its Advertising Manager from November 1982 to November 1985.

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

     Daniel S. Macsherry joined the company as Vice President of Business Development in October 2000. From December 1998 to September 2000 he was Director of Finance for Stanley Fastening Systems a division of the Stanley Works and a manufacturer of pneumatic tools and accessories. He was the Director of Business Planning and Analysis at Dewalt Professional Power Tools, a division of Black & Decker Inc., from 1996 to 1998. From 1983 through 1995 he held various financial roles of increasing responsibility supporting operations at Black & Decker.

     R. Reed Powers has served as a Vice President since August 1999. He has also been President of Advanced Fiberoptic Technologies, Inc. (a subsidiary of
Juno) since June 1997. He was President of Sunlight Lighting, Inc. from 1983 to 1997.

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

     Thomas W. Tomsovic has been employed by the Company since its founding in 1976. He was Vice President, Manufacturing in July 1983 and Vice President, Operations in June 1986. He served as a Director of the Company from June 1986 to June 1999.
                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Common Stock and Dividend Information
The Company's Common Stock traded on The Nasdaq National Market from the beginning of fiscal year until August 3, 2000, and since that date it has been trading on the Nasdaq SmallCap Market.

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market.

As of January 31, 2001 there were approximately 1,600 beneficial holders of Common Stock, at least 300 of which own 100 or more shares.

                      Fiscal 2000                        Fiscal 1999
                      -----------                        -----------
                                     Dividends                       Dividends
                  High      Low      Per Share    High      Low      Per Share
                  ----      ---      ---------    ----       --      ---------
First Quarter    11-1/2    9             -       24-1/4    19-3/4        $.10
Second Quarter   10        6-5/8         -       23-3/4    19-1/8        $.10
Third Quarter     7        3-3/4         -       24-9/16   11               -
Fourth Quarter    6-1/4    4-3/4         -       13-1/2    10               -

Sale of Unregistered Securities
Subsequent to fiscal year end, on December 20, 2000, the Company sold 26,666 unregistered shares of its Common Stock to T. Tracy Bilbrough, the Company's President and Chief Executive Officer, for an aggregate price of $199,995.00. The Company received $26.67 and a promissory note executed by Mr. Bilbrough in favor of the Company in the amount of $199,968.33 as consideration for the sale of these shares. This sale of securities was exempt from registration based on Section 4(2) of the Securities Act of 1933 because it was a transaction by the issuer that did not involve a public offering.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                          FINANCIAL HIGHLIGHTS
                              (in thousands except per share amounts)
Year ended November 30,    2000       1999       1998       1997       1996
                           ----       ----       ----       ----       ----
Net Sales               $173,988   $167,458   $160,941   $139,855   $131,479

Gross Profit              85,565     83,526     81,059     67,974     63,160

Net Income                 7,381     18,022     26,625     20,303     19,897

Net (Loss) Income
   Available to
   Common Shareholders    (1,717)    13,740     26,625     20,303     19,897

Percent of Net Income
   Available to Common
   Shareholders to Net
   Sales                    (.10)%    8.20%      16.5%      14.5%      15.1%

Net (Loss) Income Per
   Common Share
     Basic                  (.71)     1.23       1.43       1.10       1.08
     Diluted                (.71)     1.23       1.43       1.10       1.08

Cash Dividends Per Common
   Share                       -       .20        .36        .32        .32

Total Assets             117,434   130,634    208,839    187,389    178,181

Long - Term Debt         182,665   206,793      3,265      3,385      4,433

Stockholders' (Deficit)
  Equity                 (96,768) (104,157)   191,448    170,630    155,661

Stockholders' (Deficit)
  Equity Per
  Common Share            (39.61)   (43.18)     10.30       9.19       8.41

Working Capital           30,094    42,722    133,409    110,876    104,465

Current Ratio            2.0 to 1  2.6 to 1  11.5 to 1  10.5 to 1   7.5 to 1


























ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------
Results of Operations
This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally, levels of construction and remodeling activities, the ability to improve manufacturing and operating efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Fiscal 2000 Compared to Fiscal 1999. For the fiscal year ended November 30, 2000, net sales increased approximately $6,530,000 or 3.9% to $173,988,000 from $167,458,000 for the like period in 1999. In management's opinion, this increase is due primarily to new products that were introduced in the latter part of fiscal 1999 and in the first half of fiscal 2000. Sales through Juno's Canadian subsidiary increased 3.9% to $11,179,000 for the fiscal year ended November 30, 2000 compared to $10,764,000 for the like period in 1999.

Gross profit expressed as a percentage of sales decreased to 49.2% in fiscal 2000 compared to 49.9% in fiscal 1999. This decrease was due in part to a change in sales mix which caused the percentage of direct material to sales to be higher.

Selling, general and administrative expenses expressed as a percentage of sales increased to 29.7% in fiscal 2000 compared to 29.3% in fiscal 1999. In fiscal 2000 charges for depreciation and amortization increased by $1,037,000 over fiscal 1999. This was due primarily to the amortization of deferred financing costs associated with long-term debt incurred from the June, 1999 Merger and to a lesser degree from depreciation of computer hardware and software associated with the fiscal 1999 implementation of the Company's enterprise resource planning system. Information describing the Merger can be found in the Company's financial statements and accompanying notes thereto appearing elsewhere in this document.

Interest expense was $22,597,000 for fiscal 2000 compared to $9,588,000 for 1999. The increase reflects interest related to borrowings used to finance the Merger in the third quarter of 1999.

The preferred stock dividend was $9,098,000 in fiscal 2000 compared to $4,282,000 in fiscal 1999. This increase is due to the fact that the fiscal 2000 amount reflects a full year of dividends payable in kind at a rate of 2% compounded quarterly compared to one-half of the year for 1999.

The weighted average number of shares outstanding decreased to approximately
2.4 million in 2000 compared to 11.1 million in 1999. The Merger resulted in the effective retirement of approximately 16.2 million shares of the Company's common stock. The weighted average number of shares calculation for 1999 included seven months of the year with approximately 18.6 million shares outstanding and five months with approximately 2.4 million shares outstanding.

Fiscal 1999 Compared to Fiscal 1998. For the fiscal year ended November 30, 1999, net sales increased approximately $6,517,000 or 4.0% to $167,458,000 from $160,941,000 for the like period in 1998. In management's opinion, this increase was due primarily to an increase in the overall demand for lighting products. Sales through Juno's Canadian subsidiary increased 15.9% to $10,764,000 for the fiscal year ended November 30, 1999 compared to $9,290,000 for the like period in 1998.

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

The weighted average number of shares outstanding decreased to approximately
11.1 million in 1999 compared to 18.6 million in 1998. The Merger resulted in the effective retirement of approximately 16.2 million shares of the Company's common stock. The weighted average number of shares calculation included seven months of the year with approximately 18.6 million shares outstanding and five months with approximately 2.4 million shares outstanding.

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


Financial Condition
Fiscal 2000 The Company generated positive net cash flow from operating activities of $22,275,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventory, accounts receivable, prepaid expenses and other assets and an increase in accounts payable,(collectively aggregating $22,506,000), net of a decrease to the allowance for doubtful accounts of $231,000.

Net cash flow used in investing activities amounted to $2,468,000 comprised of capital expenditures for fiscal 2000.

Net cash flow used in financing activities amounted to $23,622,000 due primarily to principal payments on long-term debt of $23,620,000.

The Company historically has funded its operations principally from cash generated from operations, available cash and income from marketable securities. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of November 30, 2000, the Company had cash of approximately $4.8 million and total indebtedness of approximately $186.6 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility is available to finance its working capital and had no outstanding balance on November 30, 2000. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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

The Company had no outstanding balance on its Revolving Credit Facility on November 30, 1999.

Fiscal 1998 The Company generated positive cash flow from operating activities of $22,567,000 comprised principally of net income, depreciation and amortization, and an increase in accounts payable (collectively aggregating $31,165,000), net of an increase in accounts receivable of $2,601,000 and an increase in inventory of $5,408,000. Accounts receivable increased 9.1% in support of the higher sales level compared to 1997. In order to maintain the Company's commitment to prompt delivery of product to its customers, inventory increased by 23.8% compared to 1997 levels. Miscellaneous other assets decreased to $607,000 from $4,456,000 due to the sale of the building that formerly served as the Company's principal corporate facility.

The Company used the net cash provided from operating activities to increase its investment portfolio by $11,949,000, finance capital expenditures of $5,293,000, and pay dividends of $6,686,000, which reflected a quarterly dividend rate of $.09 per share.

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



Other Matters

Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The Company plans to adopt these standards in the first quarter of fiscal 2001. Management has considered these standards and does not expect the effects of these standards on the financial statements to be significant.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

None.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    PAGE
-----------------------------------------------------                   ----

         Index to Financial Statements

         Financial Statements:

           Report of Independent Accountants                             15

           Consolidated Statements of Income for the
             three years ended November 30, 2000                         16

           Consolidated Balance Sheets at November 30,
             2000 and 1999                                             17-18

           Consolidated Statements of Stockholders' Equity (Deficit)
             for the three years ended November 30, 2000                 19

           Consolidated Statements of Cash Flows for the
             three years ended November 30, 2000                         20

         Notes to Consolidated Financial Statements                    21-32

         Selected Quarterly Financial Data (Unaudited)                   32

         Financial Statement Schedule:

           Valuation and Qualifying Accounts
             for the three years ended November 30, 2000                 39


















                      Report of Independent Accountants
                      ---------------------------------




To the Board of Directors and
 Stockholders of Juno Lighting, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 10, 2001

































CONSOLIDATED STATEMENTS OF INCOME


                                           (In thousands except share amounts)
------------------------------------------------------------------------------
Year ended November 30,                       2000       1999         1998
------------------------------------------------------------------------------
Net sales                                  $173,988    $167,458     $160,941
Cost of sales                                88,423      83,932       79,882
------------------------------------------------------------------------------
Gross profit                                 85,565      83,526       81,059
Selling, general and administrative          51,693      49,042       44,083
------------------------------------------------------------------------------
Operating income                             33,872      34,484       36,976
------------------------------------------------------------------------------
Other (expense) income:
   Interest expense                         (22,597)     (9,588)        (166)
   Interest and dividend income                 271       3,752        4,371
   Miscellaneous                                 13        (525)          76
------------------------------------------------------------------------------
      Total other (expense) income          (22,313)     (6,361)       4,281
------------------------------------------------------------------------------
Income before taxes on income                11,559      28,123       41,257

Taxes on income                               4,178      10,101       14,632
------------------------------------------------------------------------------
Net income                                  $ 7,381    $ 18,022     $ 26,625
Less: Preferred dividends                     9,098       4,282            -
------------------------------------------------------------------------------
Net (loss) income available to
   common shareholders                      $(1,717)   $ 13,740     $ 26,625
==============================================================================
Net (loss) income per common share
   (Basic and diluted)                      $  (.71)  $    1.23     $   1.43
==============================================================================
Weighted average number of shares
outstanding - Basic                       2,426,490  11,127,286   18,576,015
Weighted average number of shares
outstanding - Diluted                     2,426,490  11,138,518   18,614,863
==============================================================================
See notes to consolidated financial statements.




























CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                             2000         1999
------------------------------------------------------------------------------
Assets
Current:
   Cash                                                $  4,817     $  8,632
   Accounts receivable, less allowance for doubtful
     accounts of $1,151 and $1,382                       26,527       26,799
   Inventories, net                                      24,208       29,317
   Prepaid expenses and miscellaneous                     3,904        4,142
------------------------------------------------------------------------------
       Total current assets                              59,456       68,890
------------------------------------------------------------------------------
Property and equipment:
   Land                                                   7,278        7,301
   Building and improvements                             32,946       32,085
   Tools and dies                                         9,946        9,051
   Machinery and equipment                                6,989        7,609
   Computer equipment                                     7,390        8,243
   Office furniture and equipment                         2,909        2,873
------------------------------------------------------------------------------
                                                         67,458       67,162
   Less accumulated depreciation                        (22,091)     (19,360)
------------------------------------------------------------------------------
       Net property and equipment                        45,367       47,802
------------------------------------------------------------------------------
Other assets:
   Goodwill and other intangibles,
     net of accumulated amortization of
     $1,782 and $1,629                                    3,970        4,123
   Deferred financing costs, net of accumulated
     amortization of $1,822 and $514                      8,521        9,676
   Miscellaneous                                            120          143
------------------------------------------------------------------------------
       Total other assets                                12,611       13,942
------------------------------------------------------------------------------
Total assets                                           $117,434     $130,634
==============================================================================




























CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                            2000          1999
------------------------------------------------------------------------------
Liabilities
Current:
   Accounts payable                                   $ 9,215       $  6,566
   Accrued liabilities                                 16,255         16,272
   Current maturities of long-term debt                 3,892          3,330
------------------------------------------------------------------------------
       Total current liabilities                       29,362         26,168
------------------------------------------------------------------------------
Long-term debt, less current maturities               182,665        206,793
------------------------------------------------------------------------------
Deferred income taxes payable                           2,175          1,830
------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Deficit
   Preferred stock, Series A and B convertible $.001
     par value, $100 stated value, 5,000,000 shares
     authorized and 1,063,500 shares issued.           119,730       110,282
   Common stock, $.001 par value;
     Shares authorized 45,000,000;
     Issued 2,443,248 and 2,412,126                          2             2
   Paid-in capital                                         319           421
   Accumulated other comprehensive loss                   (762)         (530)
   Accumulated deficit                                (216,057)     (214,332)
------------------------------------------------------------------------------
       Total stockholders' deficit                     (96,768)     (104,157)
------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $117,434      $130,634
==============================================================================
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)            (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Years ended November 30, 1998, 1999 and 2000       Series A and B
                                                      Preferred    Accumulated     Retained
                                      Common Stock       Stock        Other        Earnings/
                                    Amount   Paid-In    Amount     Comprehensive  (Accumulated  Treasury
                                   $.001 PAR  Capital  $.001 PAR   Income (Loss)    Deficit)     Stock       Total
                                  ---------  -------  ---------   ------------    ---------     --------    -------
Balance, December 1, 1997              $186   $4,934          -          $ 328       $ 165,238    $ (56) $ 170,630
Comprehensive income:
   Net income for 1998                    -        -          -              -          26,625        -      26,625
   Loss on foreign currency translation   -        -          -           (260)              -        -        (260)
   Change in unrealized holding gains     -        -          -            536               -        -         536
                                                                                                            -------
Comprehensive income                                                                                         26,901
                                                                                                            =======
   Treasury stock reissued                -        -          -              -              (3)      56          53
   Exercise of stock options              -      510          -              -               -        -         510
   Tax benefit of stock options exercised -       40          -              -               -        -          40
   Cash dividend ($.36 per share)         -        -          -              -          (6,686)       -      (6,686)
-------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1998              186    5,484          -            604         185,174        -     191,448
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 1999                    -        -          -              -          18,022        -      18,022
   Gain on foreign currency translation   -        -          -            125               -        -         125
   Change in unrealized holding gains     -        -          -         (1,259)              -        -      (1,259)
                                                                                                             -------
Comprehensive income                                                                                         16,888
                                                                                                             =======
   Exercise of stock options              -    1,031          -              -               -        -       1,031
   Tax benefit of stock options exercised -      144          -              -               -        -         144
   Cash dividend ($.20 per share)         -        -          -              -          (3,720)       -      (3,720)
   Common stock retirement             (184)  (6,238)         -              -        (409,526)       -    (415,948)
   Preferred shares issued                -        -    106,000              -               -        -     106,000
   Preferred stock dividend               -        -      4,282              -          (4,282)       -           -
-------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999                2      421    110,282           (530)       (214,332)       -    (104,157)
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net Income for 2000                    -        -          -              -           7,381        -       7,381
   Loss on foreign currency translation   -        -          -           (232)              -        -        (232)
                                                                                                             -------
Comprehensive income                                                                                          7,149
                                                                                                             =======
   Exercise of stock options              -      159          -              -               -        -         159
   Preferred shares Series B issued       -     (261)       350              -               -        -          89
   Preferred Stock Dividend               -        -      9,098              -          (9,098)       -           -
   Common Stock Retirement                -        -          -              -              (8)       -          (8)
----------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2000             $  2   $  319   $119,730          $(762)      $(216,057)       -   $ (96,768)
----------------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW
                                                               (in thousands)
------------------------------------------------------------------------------
Year ended November 30,                         2000        1999       1998
------------------------------------------------------------------------------
  Net income                                   $7,381     $18,022    $26,625
  Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation and amortization                 6,226       4,814      3,678
  Loss (Gain) on sale of assets                    81         606       (178)
  (Decrease) Increase in allowance for
    doubtful accounts                            (231)        177        298
  Deferred income taxes                           345         362       (274)
  Deferred compensation                           107           -          -
  Changes in operating assets and liabilities:
    Decrease (Increase) in accounts receivable    271      (2,274)    (2,601)
    Decrease (Increase) in inventory            5,109      (1,202)    (5,408)
    Decrease (Increase) in prepaid expenses       238       1,539       (607)
    Decrease (Increase) in other assets           116     (10,303)       (27)
    Increase in accounts payable                2,649       2,125        862
    (Increase) Decrease in accrued
      liabilities                                 (17)      8,319        199
------------------------------------------------------------------------------
Net cash provided by operating activities      22,275      22,185     22,567
------------------------------------------------------------------------------
Cash flows (used in) provided by investing activities:
  Purchases of marketable securities                -     (63,966)   (47,089)
  Proceeds from sales of marketable
    securities                                      -     151,346     35,140
  Proceeds from sale of assets                      -           -      4,605
  Capital expenditures                         (2,468)     (5,533)    (5,293)
------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                         (2,468)     81,847    (12,637)
------------------------------------------------------------------------------
Cash flows used in financing activities:
  Principal payments on long-term debt        (23,620)    (12,264)      (115)
  Dividends paid                                    -      (3,720)    (6,686)
  Proceeds from sale of common stock through
    Employee Stock Purchase Plan                  159         193        191
  Proceeds from exercise of stock options           -         838        372
  Proceeds from issuance of preferred stock         -     106,000          -
  Deferred financing costs                       (153)          -          -
  Proceeds from subordinated debt                   -     124,103          -
  Proceeds from bank debt                       4,250      94,900          -
  Principal payments of bank debt              (4,250)          -          -
  Common stock retired                             (8)   (415,948)         -
------------------------------------------------------------------------------
Net cash used in financing activities         (23,622)   (105,898)    (6,238)
------------------------------------------------------------------------------
Net (decrease) increase in cash                (3,815)     (1,866)     3,692
Cash at beginning of year                       8,632      10,498      6,806
------------------------------------------------------------------------------
Cash at end of year                            $4,817     $ 8,632    $10,498
==============================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                  $23,439     $ 1,886    $   163
    Income Taxes                              $ 2,700     $ 9,697    $16,234
==============================================================================
See notes to consolidated financial statements.











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

Revenue Recognition Revenues from sales are recognized at the time goods are shipped.

Inventories Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment Property and equipment are stated at cost.
Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 2000, 1999, and 1998 amounted to approximately $4,774,000, $3,994,000, and $3,508,000 respectively.

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

Research and Development The Company spent approximately $4,696,000, $4,739,000 and $4,095,000 on research, development and testing of new products and development of related tooling in fiscal 2000, 1999 and 1998, respectively.

Foreign Currency Translation The financial statements of the Company's Canadian subsidiary have been translated using local currency as the functional currency.

Net Income Per Share Basic net income per share is computed based upon weighted average number of shares of common stock. Diluted earnings per share is computed based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. The effects of convertible Preferred Stock have been excluded from dilutive earnings per share in the periods presented because the impact would be antidilutive. Share and per share information have been adjusted for all stock splits.

Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 2000, 1999 and 1998.

Recently Issued Accounting Standards In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). This standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The Company plans to adopt these standards in the first quarter of fiscal 2001. Management has considered these standards and does not expect the effects of these standards on the financial statements to be significant.

Note 2:Merger and Recapitalization
On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger, the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

Note 3:Inventories
Inventories consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  2000     1999
------------------------------------------------------------------------------
Finished goods                                              $11,520  $14,333
Raw materials                                                12,688   14,984
------------------------------------------------------------------------------
Total                                                       $24,208  $29,317
==============================================================================

Work in process inventories are not significant in amount and are included in finished goods.











Note 4:Accrued Liabilities
Accrued liabilities consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  2000     1999
------------------------------------------------------------------------------
Interest expense                                             $6,869  $ 7,711
Compensation and benefits                                     4,461    4,822
Promotional programs                                          2,236    1,838
Real estate taxes                                               732      843
Commissions                                                     467      470
Current Income Taxes                                            807        -
Other                                                           683      588
------------------------------------------------------------------------------
Total                                                       $16,255  $16,272
==============================================================================

Note 5:Long-Term Debt
Long-term debt consists of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                  2000     1999
------------------------------------------------------------------------------
Bank of America, N.A. and certain other lenders,
  Tranche A Term Loan, payable in escalating installments
  through November, 2005, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 2.75%         $26,087   $38,000
Bank of America, N.A. and certain other lenders,
  Tranche B Term Loan, payable in escalating installments
  through November, 2006, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 3.25%          36,293    48,000
Senior Subordinated Notes due July, 2009 plus interest
  at 11 7/8%, net of discount of $823 and $877 in 2000
  and 1999, respectively                                   124,177   124,123
------------------------------------------------------------------------------
                                                           186,557   210,123
Less current maturities                                      3,892     3,330
------------------------------------------------------------------------------
Total long-term debt                                      $182,665  $206,793
==============================================================================

In connection with the Merger, the Company entered into a senior credit facility (the "Credit Facility") with Bank of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London InterBank Offered Rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At November 30, 2000 the nominal interest rates for Term Loan A and Term Loan B were 9.52% and 10.02%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments commencing February 29, 2000. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year commencing January 1, 2000. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined.

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

The Credit Facility is collateralized by substantially all assets of the Company and its domestic subsidiaries, as more particularly described in the Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2001 - $3,892,000; 2002 - $4,597,000; 2003 - $6,007,000;
2004 - $6,007,000; 2005 - $7,417,000.

Note 6:Taxes On Income
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                     2000       1999       1998
------------------------------------------------------------------------------
Current:
  Federal                                      $2,798     $ 8,980    $12,621
  State                                           667       1,190      2,632
------------------------------------------------------------------------------
                                                3,465      10,170     15,253
------------------------------------------------------------------------------
Deferred:
  Federal                                         631         (61)      (528)
  State                                            82          (8)       (93)
------------------------------------------------------------------------------
                                                  713         (69)      (621)
------------------------------------------------------------------------------
Total taxes on income                          $4,178     $10,101    $14,632
------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                 2000      1999
------------------------------------------------------------------------------
Reserves for doubtful accounts                              $ 416     $  503
Inventory costs capitalized for tax purposes                  823        888
Compensation and benefits                                     764      1,014
Accrued warranty reserve                                       38         32
Accrued advertising                                            80         66
------------------------------------------------------------------------------
  Deferred tax assets                                       2,121      2,503
------------------------------------------------------------------------------
Depreciation                                               (1,748)    (1,391)
Prepaid health and welfare costs                             (264)      (284)
Basis difference of acquired assets                           (75)       (81)
Capitalized interest                                          (14)       (14)
Real estate taxes                                            (338)      (338)
------------------------------------------------------------------------------
  Deferred tax liabilities                                 (2,439)    (2,108)
------------------------------------------------------------------------------
Net deferred tax (liability) asset                          $(318)    $  395
==============================================================================

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:
------------------------------------------------------------------------------
November 30,                                      2000      1999       1998
------------------------------------------------------------------------------
Income taxes at statutory rate                   34.0%       35.0%      35.0%
Dividend exclusion and municipal interest           -        (2.9)      (3.5)
State and local taxes, net of federal income
  tax benefit                                     3.5         3.2        4.1
Other                                            (1.4)         .6        (.1)
------------------------------------------------------------------------------
Effective tax rate                               36.1%       35.9%      35.5%
==============================================================================

Note 7:Stock Based Compensation Plans
The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. At November 30, 2000, remaining options outstanding under the 1993 Plan totaled 176,600. No further awards were made under the 1993 Plan and the remaining options outstanding vested upon cancellation of the 1993 Plan. The Company's 1999 Plan provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in
Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 940,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 940,000 shares of the Company's common stock. At November 30, 2000, a total of 49,235 shares were available for grant under the 1999 Plan. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock have been reserved for future issuances. Under this stock purchase plan, 31,122 shares of common stock were issued at $5.10 per share in fiscal 2000.

A summary of activity under the Company's stock option plan is as follows:

------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average
                                                     Options         Exercise
                                                 Outstanding            Price
------------------------------------------------------------------------------
Balance at November 30, 1997                         252,000           $16.95
  Options Granted                                     11,000           $22.06
  Options Exercised                                  (21,000)          $17.47
  Options Canceled                                    (6,000)          $15.58
------------------------------------------------------------------------------
Balance at November 30, 1998                         236,000           $17.17
  Options Granted                                    403,650           $25.00
  Options Exercised                                  (47,400)          $17.69
  Options Canceled                                    (6,800)          $17.76
------------------------------------------------------------------------------
Balance at November 30, 1999                         585,450           $22.52
  Options Granted                                    503,427           $25.00
  Options Exercised                                        -                -
  Options Canceled                                   (21,512)          $18.18
-----------------------------------------------------------------------------
Balance at November 30, 2000                       1,067,365           $23.68
==============================================================================













A summary of outstanding and exercisable stock options as of November 30, 2000, is as follows:

                         Options Outstanding              Options Exercisable
               -------------------------------------    ----------------------
                           Weighted
                           Averaged         Weighted                 Weighted
Range of                   Remaining        Average                  Average
Exercise       Number of   Contractual      Exercise    Number of    Exercise
Prices         Shares      Life(in years)   Price       Shares       Price
--------       -------------------------------------    ----------------------
$14.44          79,800        5.0           $14.44       79,800      $14.44
$15.38           8,600        6.1           $15.38        8,600      $15.38
$16.69-$18.50   28,000        4.5           $18.44       28,000      $18.44
$19.63-$22.19   60,200        3.9           $20.07       60,200      $20.07
$25.00         890,765        8.6           $25.00      152,768      $25.00
               -------------------------------------    ----------------------
             1,067,365        7.3           $23.68      329,368      $20.73
             =======================================    ======================

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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2000, 1999 and 1998 was $0.86, $13.25 and $8.52 per share, respectively, under the Company's Stock Option Plan and $3.92, $5.94 and $4.88, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

------------------------------------------------------------------------------
                                                    2000     1999      1998
------------------------------------------------------------------------------
Expected life (in years)                            8          8         8
Expected volatility                                30.55%     35.2%     35.9%
Dividend yield                                      0.0%       0.0%      2.0%
Risk free interest rate                             6.25%      6.0%      4.7%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net (loss) income available to common shareholders and net (loss) income per share would have been reduced to the pro forma amounts below for the years ended November 30, 2000, 1999 and 1998:

                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
                                               2000        1999      1998
------------------------------------------------------------------------------
Net (loss) income available to common
  shareholders as reported                   $(1,717)    $13,740     $26,625
Pro forma net (loss) income available to
  common shareholders                        $(2,587)    $13,324     $26,551
Net (loss) income per share as reported
  (Basic & diluted)                           $ (.71)   $  1.23     $  1.43
Pro forma net (loss) income per share
  (Basic & diluted)                           $(1.07)   $  1.20     $  1.43
------------------------------------------------------------------------------

The pro forma effect on net (loss) income available to common shareholders and net (loss) income per common share for 2000, 1999 and 1998 is not representative of the pro forma effect on net income available to common shareholders in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.





Note 8:Profit Sharing Plan
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $244,000, $221,000 and $195,000 in 2000, 1999, and 1998,
respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $888,000, $758,000, and $807,000 in 2000, 1999 and 1998,
respectively.

Note 9:Series A and Series B Preferred Stock
On June 30, 1999, the Company issued 1,060,000 shares of Series A convertible preferred stock ("Series A") to Fremont Investors and certain employees of the Company. On November 30, 2000, the Company issued 3,500 shares of Series B convertible preferred stock ("Series B", and together with the Series A, the "Preferred Stock") to the Company's Chief Executive Officer. Holders of the Preferred Stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Board of Directors, in an amount equal to the greater of:

          - dividends which would have been payable to the holders of Series A or Series B, as the case may be, in such quarter had they converted their Preferred stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or

          - the stated amount then in effect multiplied by 2%.

Through June 30, 2004, the dividends for the Series A will be payable by an increase in the stated amount of such stock, and through November 30, 2005, the dividends for the Series B will be payable by an increase in the stated amount of such stock. After June 30, 2004, the dividends on the Series A will be paid in cash until redemption or conversion, and after November 30, 2005, the dividends on the Series B will be paid in cash until redemption or conversion. The Preferred Stock is convertible into shares of the Company's common stock at a rate of $26.25 per share. Holders of Preferred Stock are entitled to one vote for each whole share of common stock that would be issuable to such holder upon the conversion of all the shares of the Preferred Stock held by such holder on the record date for the determination of stockholders entitled to vote. Additionally, holders of Preferred Stock have preference to common stockholders in the event of liquidation, dissolution, winding up or sale of the Company.

Note 10:Business Segments and Geographical Information
The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:

                                           (in thousands)
November 30,                        2000      1999        1998
----------------------------------------------------------------
Net Sales:
  United States
   (including Puerto Rico)      $162,803    $156,692    $151,603
  Canada                          11,185      10,766       9,338
----------------------------------------------------------------
     Total                      $173,988    $167,458    $160,941
================================================================

                                           (in thousands)
November 30,                       2000       1999        1998
----------------------------------------------------------------
Total Assets:
  United States                 $112,200    $125,099    $203,637
  Canada                           5,234       5,535       5,202
----------------------------------------------------------------
     Total                      $117,434    $130,634    $208,839
================================================================


Note 11:Commitments and Contingencies
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 2000 are as follows:

------------------------------------------------------------------------------
November 30,                                                   (in thousands)
------------------------------------------------------------------------------
2001                                                                   $1,130
2002                                                                      923
2003                                                                      643
2004                                                                      435
2005                                                                      364
------------------------------------------------------------------------------
Total                                                                  $3,495
==============================================================================

Total rent expense charged to operations amounted to approximately $994,000, $991,000, and $874,000 for the years ended November 30, 2000, 1999 and 1998, respectively.

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

                                        For the Year Ended November 30, 2000

                                         ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $141,722      $141,571       $11,187     $(120,492)     $173,988
Cost of sales              108,719        88,033         8,797      (117,126)       88,423
                          --------  ------------  -------------  ------------  ------------
Gross profit                33,003        53,538         2,390        (3,366)       85,565
Selling, general and
  administrative            27,950        21,566         2,069           108        51,693
                          --------  ------------  -------------  ------------  ------------
Operating income             5,053        31,972           321        (3,474)       33,872
Other expense              (22,141)          (19)         (153)            -       (22,313)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before taxes
  on (loss) income         (17,088)       31,953           168        (3,474)       11,559
Taxes on income             (6,365)       10,454            94            (5)        4,178
                          --------  ------------  -------------  ------------  ------------
Net (loss) income          (10,723)       21,499            74        (3,469)        7,381
Less: Preferred Dividends   (9,098)            -             -             -        (9,098)
                          --------  ------------  -------------  ------------  ------------
Net (loss) income available
  to common shareholders  $(19,821)     $ 21,499        $   74       $(3,469)      $(1,717)
                           ========  ============  =============  ============  ============















                                        For the Year Ended November 30, 1999
                                        ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $134,113      $138,733        $10,768     $(116,156)     $167,458
Cost of sales              106,381        85,314          9,203      (116,966)       83,932
                          --------  ------------  -------------  ------------  ------------
Gross profit                27,732        53,419          1,565           810        83,526
Selling, general and
  administrative            25,542        21,378          2,012           110        49,042
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)      2,190        32,041           (447)          700        34,484
Other (expense) income      (6,548)          327           (140)            -        (6,361)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (4,358)       32,368           (587)          700        28,123
Taxes on income             (1,245)       11,612           (259)           (7)       10,101
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (3,113)       20,756           (328)          707        18,022
Less: preferred dividends   (4,282)            -              -             -        (4,282)
                          --------  ------------  -------------  ------------  ------------
Net (loss) income
  available to common
  shareholders            $ (7,395)     $ 20,756        $  (328)     $    707     $  13,740
                          ========  ============  =============  ============  ============




                                       For the Year Ended November 30, 1998
                                        ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $124,945      $102,924        $ 9,493      $(76,421)     $160,941
Cost of sales               77,837        63,029          7,563       (68,547)       79,882
                          --------  ------------  -------------  ------------  ------------
Gross profit                47,108        39,895          1,930        (7,874)       81,059
Selling, general and
  administrative            27,400        14,855          1,686           142        44,083
                          --------  ------------  -------------  ------------  ------------
Operating income            19,708        25,040            244        (8,016)       36,976
Other income(expense)        3,806           615           (144)            4         4,281
                          --------  ------------  -------------  ------------  ------------
Income before taxes
  on income                 23,514        25,655            100        (8,012)       41,257
Taxes on income              4,990         9,591             60            (9)       14,632
                          --------  ------------  -------------  ------------  ------------
Net income available
to common shareholders    $ 18,524      $ 16,064        $    40       $(8,003)     $ 26,625
                          ========  ============  =============  ============  ============




















                                                        November 30, 2000
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  4,042    $    739        $    36      $       -      $  4,817
Accounts receivable, net        26,614      75,255          1,918        (77,260)       26,527
Inventories                     19,902      14,108          1,189        (10,991)       24,208
Other current assets             3,177         654             73              -         3,904
                              --------  ------------  -------------  ------------  ------------
    Total current assets        53,735      90,756          3,216        (88,251)       59,456
Property and equipment          10,507      54,762          2,565           (376)       67,458
Less accumulated depreciation    2,921      18,896            547           (273)       22,091
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7,586      35,866          2,018           (103)       45,367
Other assets                    72,504          37              -        (59,930)       12,611
                              --------  ------------  -------------  ------------  ------------
Total assets                  $133,825    $126,659        $ 5,234      $(148,284)     $117,434
                              ========  ============  =============  ============  ============
Current liabilities           $ 89,436    $ 14,995        $ 2,192      $ (77,261)     $ 29,362
Other liabilities              184,764           -          2,148         (2,072)      184,840
                              --------  ------------  -------------  ------------  ------------
Total liabilities              274,200      14,995          4,340        (79,333)      214,202
Total stockholders'
 (deficit) equity             (140,375)    111,664            894        (68,951)      (96,768)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' (deficit)
  equity                      $133,825    $126,659        $ 5,234      $(148,284)    $ 117,434
                              ========  ============  =============  ============  ============

                                                        November 30, 1999
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  5,748    $    2,827      $      27   $        30    $    8,632
Accounts receivable, net        26,206        50,536          1,721       (51,664)       26,799
Inventories                     18,879        16,458          1,507        (7,527)       29,317
Other current assets             3,390           480             79           193         4,142
                              --------  ------------  -------------  ------------  ------------
    Total current assets        54,223        70,301          3,334       (58,968)       68,890
Property and equipment          10,393        54,490          2,656          (377)       67,162
Less accumulated depreciation   (2,330)      (16,871)          (429)          270       (19,360)
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   8,063        37,619          2,227          (107)       47,802
Other assets                    73,819            76              1       (59,954)       13,942
                              --------  ------------  -------------  ------------  ------------
Total assets                  $136,105      $107,996       $  5,562    $ (119,029)  $   130,634
                              ========  ============  =============  ============  ============
Current liabilities           $ 63,435      $ 11,816       $  2,359    $  (51,442)  $    26,168
Other liabilities              208,542             -          2,177       ( 2,096)      208,623
                              --------  ------------  -------------  ------------  ------------
Total liabilities              271,977        11,816          4,536       (53,538)      234,791
Total stockholders' (deficit)
  equity                      (135,872)       96,180          1,026       (65,491)     (104,157)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' (deficit)
  equity                      $136,105      $107,996       $  5,562    $ (119,029)  $   130,634
                              ========  ============  =============  ============  ============












                                           For the Year Ended November 30, 2000
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 24,040    $ (1,764)       $    58      $   (59)       $22,275
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures          (2,123)       (325)           (20)           -         (2,468)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in
   investing activities         (2,123)       (325)           (20)           -         (2,468)
                             ---------  ------------  -------------  ------------  ------------
Cash flows used in
   financing activities:
  Proceeds from bank debt        4,250                                                  4,250
  Principal payments of
   bank debt                    (4,250)                                                (4,250)
  Principal payments on
   long term debt              (23,620)                       (29)          29        (23,620)
  Other financing activities        (2)                                                    (2)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                  (23,622)           -           (29)          29        (23,622)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease) in cash (1,705)      (2,089)            9          (30)        (3,815)
Cash at beginning of year        5,748        2,828            26           30          8,632
                             ---------  ------------  -------------  ------------  ------------
Cash at end of year           $  4,043    $     739       $    35       $    -        $ 4,817
                             =========  ============  =============  ============  ============

                                            For the Year Ended November 30, 1999
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 15,269      $  7,205      $    (264)     $    (25)    $  22,185
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   investing activities:
  Capital expenditures            (165)       (5,335)           (33)            -        (5,533)
  Purchases of marketable
   securities                  (63,966)                                                 (63,966)
  Sales of marketable
   securities                  151,346                                                  151,346
                             ---------  ------------  -------------  ------------  ------------
Net cash provided by
   (used in) investing
   activities                   87,215        (5,335)           (33)            -        81,847
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by (used in)
   financing activities:
  Principal payments on
   long-term debt              (12,264)                                                 (12,264)
  Dividends paid                (3,720)                                                  (3,720)
  Proceeds from issuance of
   preferred stock             106,000                                                  106,000
  Proceeds from subordinated
   debt                        124,103                                                  124,103
  Proceeds from bank debt       94,900                                                   94,900
  Common stock retired        (415,948)                                                (415,948)
  Other financing activities     1,031                          (26)           26         1,031
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (105,898)            -            (26)           26      (105,898)
                             ---------  ------------  -------------  ------------  ------------
Net increase (decrease)
   in cash                      (3,414)        1,870           (323)            1        (1,866)
Cash at beginning of year        9,162           958            349            29        10,498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of year           $  5,748    $    2,828     $       26     $      30    $    8,632
                             =========  ============  =============  ============  ============



                                            For the Year Ended November 30, 1998
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor      Non-Guarantor                  Total
                               Parent   Subsidiaries(1) Subsidiaries  Eliminations Consolidated
                              --------  ------------    ------------- ------------ ------------
Net cash provided by
  operating activities        $ 20,301      $  2,068         $    207       $ (  9)   $  22,567
                             ---------  ------------    ------------- ------------ ------------
Cash flows provided by (used in)
   investing activities
  Capital expenditures       (   2,533)    (   2,760)               -            -     (  5,293)
  Proceeds from sale of assets   4,605             -                -            -        4,605
  Capital contributions              -           100               10         (110)           -
  Purchases of marketable
   securities                 ( 47,089)            -                -            -     ( 47,089)
  Sales of marketable
   securities                   35,140             -                -            -       35,140
                             ---------  ------------    ------------- ------------ ------------
Net cash used in
   investing activities       (  9,877)    (   2,660)              10         (110)    ( 12,637)
                             ---------  ------------    ------------- ------------ ------------
Cash flows used in
   financing activities:
  Dividends paid             (   6,686)            -               -            -      (  6,686)
  Other financing activities       448             -         (     24)          24          448
                             ---------  ------------    ------------- ------------ ------------
Net cash used in financing
   activities                (   6,238)            -        (      24)          24     (  6,238)
                             ---------  ------------    ------------- ------------ ------------
Net increase (decrease)
   in cash                       4,186     (     592)             193         ( 95)       3,692
Cash at beginning of year        4,880         1,646              157          123        6,806
                             ---------  ------------    ------------- ------------ ------------
Cash at end of year           $  9,066      $  1,054         $    350      $    28     $ 10,498
                             =========  ============    ============= ============ ============
------------------------

(1) In June 1998, the Company capitalized its guarantor subsidiary, Juno Manufacturing, Inc., with a non-cash transfer of $49,415 of net assets principally consisting of property and equipment and inventory.

Note 13:Selected Quarterly Financial Data (Unaudited)
A summary of selected quarterly information for 2000 and 1999 is as follows:
                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
2000 Quarter Ended      Feb. 29    May  31     Aug. 31     Nov. 30     Total*
------------------------------------------------------------------------------
Net Sales               $39,465   $46,222      $44,611    $43,690  $173,988
Gross Profit             19,218    22,957       21,896     21,493    85,565
Net (Loss) Income
  Available to Common
  Shareholders           (1,427)      784         (401)      (673)   (1,717)
------------------------------------------------------------------------------
Net (Loss) Income Per
 Common Share
 (Basic and Diluted)    $  (.59)  $   .33     $   (.16)   $  (.28) $   (.71)
==============================================================================
                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
1999 Quarter Ended      Feb. 28    May  31     Aug. 31     Nov. 30     Total*
------------------------------------------------------------------------------
Net Sales               $37,277    $45,504     $42,979     $41,697  $167,458
Gross Profit             18,723     22,027      21,433      21,344    83,526
Net Income (Loss)
  Available to Common
  Shareholders            6,009      7,306         513        ( 88)   13,740
------------------------------------------------------------------------------
Net Income (Loss) Per
 Common Share
 (Basic and Diluted)    $   .32    $   .39     $   .08     $  (.04) $   1.23**
==============================================================================
*Due to rounding differences, the totals for the fiscal years ended November 30, 2000 and 1999 may not equal the sum of the respective items for the four quarters then ended.

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

  Mr. Froy is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in fiscal 2000.

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

            Report of Independent Accountants
            ---------------------------------
            The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, dated January 10, 2001, on the consolidated financial statements as of and for the fiscal years ended November 30, 2000, November 30, 1999, and November 30, 1998, is filed as a part of this Annual Report on Form 10-K on page 15.

  14(a)(2). Financial Statement Schedule:
            -----------------------------
            The following financial statement schedule is submitted in response to this Item 14(a)2 on page 39 of this Annual Report on Form 10-K.

            Schedule II - Valuation and Qualifying Accounts and Reserves.

            Report of Independent Accountants Relating to Schedule.
            -------------------------------------------------------
            The Report of the Company's Independent Accountants,
            PricewaterhouseCoopers LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 2000 and November 30, 1999 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 35.

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

































                     Report of Independent Accountants on
                     ------------------------------------
                         Financial Statement Schedule
                         ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 10, 2001, appearing on page 15 of this 2000 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 10, 2001





































14(a)(3).  Exhibits
           --------
           (i)  The following exhibits are filed herewith:

                 3.1 Certificate of Designation of Series B Convertible Preferred Stock of Juno Lighting, Inc.

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

                10.1 Juno Lighting, Inc. 1993 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1994.
                10.2 Juno Lighting, Inc. 401(k) Plan, Amended and Restated Effective December 1, 1999, executed June 30, 2000, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

                10.2(a) Juno Lighting , Inc. 401(k) Trust Agreement, effective
                        July 1, 2000, executed June 28, 2000, filed as Exhibit 10.1(a) to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31,
                         2000.

                10.2(b) Amendment to the 401(k) Trust Agreement with Juno
                        Lighting, Inc. effective July 1, 2000, executed
                        June 29, 2000, filed as Exhibit 10.1(b) to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

                10.2(c) Juno Lighting, Inc. 401(K) Plan, Amended and Restated
                        effective December 1, 1987, executed June 1, 1994.

                10.2(d) Juno Lighting, Inc. 401(K) Trust, effective December
                        1, 1985, executed June 1, 1994.

                10.2(e) Amendment to Juno Lighting, Inc. 401(K) Plan,
                        effective September 1, 1994, executed September 12,
                        1994.

                10.3    Form of Change of Control Benefits Agreement, filed as
                        Exhibit 10.8 to the Company's Annual Report on Form 10-K/A (File No. 0-11631) for the fiscal year ended November 30, 1998.

                10.4 Management Services Agreement, dated as of June 30, 1999, by and between Juno Lighting, Inc. and Fremont Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.5 Credit Agreement, dated as of June 29, 1999, by and among Juno Lighting, Inc. and Bank of America, N.A., Credit Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.5(a) First Amendment to Credit Agreement, dated as of June
                        30, 2000 among Juno Lighting, Inc., Bank of America, N.A., Credit Suisse First Boston and certain other Lenders thereto filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q (SEC File No. 0-11631) For the quarter ended May 31, 2000.

                10.6 1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

                16.1 The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0-11631).

14(b)     Reports on Form 8-K
          -------------------
          No reports on Form 8-K for the three months ended November 30, 2000 were filed by the Company with the Securities and Exchange Commission.




                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2001.

                             JUNO LIGHTING, INC.


                             By:  /s/T. Tracy Bilbrough
                                  ---------------------
                                  T. Tracy Bilbrough
                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures                 Title                       Date
     ----------                 -----                       ----

/s/T. Tracy Bilbrough           Director, Chief             February 26, 2001
---------------------           Executive Officer
T. Tracy Bilbrough


/s/Glenn R. Bordfeld            Director, Executive Vice    February 26, 2001
--------------------            President, Chief Operating
Glenn R. Bordfeld               Officer


/s/George J. Bilek              Vice President, Finance     February 26, 2001
------------------              and Treasurer (Principal
George J. Bilek                 Financial and Accounting
                                Officer)

/s/Robert Jaunich, II           Director, Chairman of       February 26, 2001
---------------------           The Board
Robert Jaunich, II


/s/Mark N. Williamson           Director                    February 26, 2001
---------------------
Mark N. Williamson


/s/Daniel DalleMolle            Director                    February 26, 2001
---------------------
Daniel DalleMolle


/s/Michael M. Froy              Director                    February 26, 2001
------------------
Michael M. Froy


                                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (in thousands)
                               ===============================================


Column A                                  Column B      Column C      Column D      Column E      Column F
--------                                  --------      --------      --------      --------      --------
                                                                                    Other
                                          Balance       Charged                     charges
                                             at         to costs      Deductions    add (deduct)  Balance
                                          beginning       and          describe     describe      at end
Description                               of period     expenses          (a)         (b)         of period
-----------                               ---------     --------      ----------    -----------   ---------
Deducted from assets to which they
     apply:

  Allowance for doubtful accounts:
     Year ended November 30, 2000         $1,382          $(38)          $191          $(2)        $1,151
     Year ended November 30, 1999          1,205           263             88            2          1,382
     Year ended November 30, 1998            907           812            510           (4)         1,205

----------------------------------

NOTE:

  (a)  Write off of bad debts, less recoveries.
  (b)  Foreign currency translation.











                                                                EXHIBIT INDEX

Exhibit
Number                                                                   Page
-------                                                                  ----

The following exhibits are filed herewith:

   3.1    Certificate of Designation of Series B Convertible          42-49
          Preferred Stock of Juno Lighting, Inc.                         ----

  11.1    Computations of Net Income Per Common Share.                    50
                                                                         ----
  21.1    Subsidiaries of the Registrant.                                 51
                                                                         ----
  23.1    Consent of PricewaterhouseCoopers LLP.                          52
                                                                         ----

The following exhibits are incorporated herein by reference:

   2.1    Agreement and Plan of Recapitalization and Merger dated        ----
          as of March 26, 1999 among Fremont Investors I, LLC,
          Jupiter Acquisition Corp., and Juno Lighting, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

   2.2    Purchase Agreement dated June 24, 1999 by and among Juno       ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc., Banc of
          America Securities LLC and Credit Suisse First Boston
          Corporation, filed as Exhibit 1.1 to the Company's
          Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   3.1    Amended and Restated Certificate of Incorporation,             ----
          as amended, of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (SEC
          File No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

   3.2    By-Laws of Juno Lighting, Inc., as amended, filed as           ----
          Exhibit 3.2 to the Company's Annual Report on Form
          10-K (SEC File No. 0-11631) for the fiscal year ended
          November 30, 1987.

   3.2(a) Amendment to By-Laws of Juno Lighting, Inc. filed as           ----
          Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1991.

   4.1    Indenture, dated as of June 30, 1999, by and among Juno        ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc. and Firstar
          Bank of Minnesota, N.A., as Trustee for the 11 7/8% Senior Subordinated Notes due 2009, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   4.2    Registration Rights Agreement, dated as of June 30, 1999,      ----
          by and among Juno Lighting, Inc., Juno Manufacturing, Inc.,
          Indy Lighting, Inc., Advanced Fiberoptic Technologies,
          Inc., Banc of America Securities LLC and Credit Suisse
          First Boston Corporation, filed as Exhibit 4.2 to the
          Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.1    Juno Lighting, Inc. 1993 Stock Option Plan, as amended,        ----
          filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1994.

  10.2    Juno Lighting , Inc. 401(k) Trust Agreement, effective         ----
          July 1, 2000, executed June 28, 2000, filed as Exhibit
          10.1(a)to the company's quarterly report on Form 10-Q (SEC
          File No.0-11631) for the quarter ended May 31, 2000.

  10.2(a) Amendment to the 401(k) Trust Agreement with Juno              ----
          Lighting, Inc. effective July 1, 2000, executed
          June 29, 2000, filed as Exhibit 10.1(b) to the
          Company's quarterly report on Form 10-Q (SEC File No.
          0-11631) for the quarter ended May 31, 2000.

  10.2(b) Juno Lighting, Inc. 401(K) Plan, Amended and Restated          ----
          effective December 1, 1987, executed June 1, 1994.

  10.2(c) Juno Lighting, Inc. 401(K) Plan, Amended and Restated          ----
          effective December 1, 1987, executed June 1, 1994.

  10.2(d) Juno Lighting, Inc. 401(K) Trust, effective December 1,        ----
          1985, executed June 1, 1994.

  10.2(e) Amendment to Juno Lighting, Inc. 401(K) Plan, effective        ----
          September 1, 1994, executed September 12, 1994.

  10.3    Form of Change of Control Benefits Agreement, filed as         ----
          Exhibit 10.8 to the Company's Annual Report on Form
          10-K/A (File No. 0-11631) for the fiscal year ended
          November 30, 1998.

  10.4    Management Services Agreement, dated as of June 30,            ----
          1999, by and between Juno Lighting, Inc. and Fremont
          Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.5    Credit Agreement, dated as of June 29, 1999, by and            ----
          among Juno Lighting, Inc. and Bank of America, N.A., Credit
          Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.5(a) First Amendment to Credit Agreement, dated as of June          ----
          30, 2000 among Juno Lighting, Inc., Bank of America,
          N.A., Credit Suisse First Boston and certain other lenders thereto filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

  10.6    1999 Stock Award and Incentive Plan, filed as Annex D          ----
          to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on May 28, 1999.

  16.1    The information has been previously reported in a              ----
          Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992
          (SEC File No. 0-11631).










                                                                   Exhibit 3.1


                        CERTIFICATE OF DESIGNATION OF
                      SERIES B CONVERTIBLE PREFERRED STOCK
                           OF JUNO LIGHTING, INC.


          The undersigned, T. Tracy Bilbrough and Joel W. Chemers, hereby certify that:

          I. They are the duly elected and acting President and Secretary, respectively, of Juno Lighting, Inc., a Delaware corporation (the "Company").

          II. The Amended and Restated Certificate of Incorporation of the Company authorizes Five Million (5,000,000) shares of preferred stock, par value $.001 per share. One Million Sixty Thousand (1,060,000) shares of preferred stock are currently designated as Series A Convertible Preferred Stock, all of which are issued and outstanding.

          III. The following is a true and correct copy of resolutions duly adopted by the Board of Directors of the Company (the "Board") by unanimous written consent dated as of November 9, 2000, which constituted all requisite actions on the part of the Company.

                                RESOLUTIONS

          WHEREAS, the Board of Directors is authorized to provide for the issuance of the shares of preferred stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designations, relative rights, qualifications, limitations or restrictions of the shares of each such series.

          WHEREAS, the Board of Directors desires, pursuant to its authority as aforesaid, to designate a new series of preferred stock, set the number of shares constituting such series and fix the rights, preferences, privileges and restrictions of such series.

          NOW, THEREFORE, BE IT RESOLVED, that the Board of Directors hereby designates a new series of preferred stock and the number of shares constituting such series and fixes the rights, preferences, privileges and restrictions relating to such series as follows:

          1. Designation, Amount and Par Value. The series of preferred stock shall be designated as the Series B Convertible Preferred Stock (the "Series B Preferred"), and the number of shares so designated shall be 3,500 (which shall not be subject to increase without the consent of the holders of a majority of the then outstanding Series A Preferred hereof).

          2.   Dividends.

               (a) The holders of shares of Series B Preferred shall be entitled to receive, whether or not declared by the Board of Directors, pari passu with the holders of shares of the Series A Convertible Preferred Stock of the Corporation (the "Series A Preferred") cumulative quarterly dividends equal to the greater of: (i) dividends which would have been payable to such holders of shares of Series B Preferred in such quarter had such holders converted such shares of Series B Preferred into Common Stock immediately prior to the record date of any dividend declared on the Common Stock in such quarter, or (ii) 2% of the Stated Amount (as defined below) per share. Dividends payable in respect of outstanding shares of Series B Preferred shall begin to accrue and compound quarterly (by virtue of the increase to the Stated Amount per share in accordance with Section 2(b) hereof) on the last day of each of November, February, May and August in each year (each such date being a "Quarterly Dividend Accrual Date") commencing in respect of each outstanding share of Series B Preferred on the first Quarterly Dividend Accrual Date occurring on or after the date that the first share of Series B Preferred is issued (the "Original Issuance Date"), and continuing up to and including the last Quarterly Dividend Accrual Date occurring on or prior to the fifth anniversary of the original Issuance Date (the "Final Quarterly

                                                                   Exhibit 3.1


Dividend Accrual Date"). For purposes hereof, the Stated Amount shall mean $100 per share, as adjusted pursuant to Section 2(b).

               (b) The dividend set forth in Section 2(a) hereof shall be not be payable in cash, but shall be payable by an increase, effective on each Quarterly Dividend Accrual Date, in the Stated Amount Per Share equal to all dividends which have accumulated on each outstanding share of Series B Preferred during the quarterly period ending on the Quarterly Dividend Accrual Date (or for such shorter period beginning on the date of issuance in the case of the initial Quarterly Dividend Accrual Date).

               (c) With respect to periods after the Final Quarterly Dividend Accrual Date, the holders of shares of Series B Preferred shall be entitled to receive, on the last day of such fiscal quarter and each fiscal quarter thereafter (each such date, a "Cash Dividend Payment Date") out of funds legally available for such purpose, pari passu with the Series A Preferred, cash dividends in an amount equal to the greater of: (i) dividends which would have been payable to such holders of shares of Series B Preferred in such quarter had such holders converted such shares of Series B Preferred into Common Stock immediately prior to the record date of any dividend declared on the Common Stock in such quarter, or (ii) 2% of the Stated Amount then in effect. Such dividends shall be cumulative and shall accrue from and after each Cash Dividend Payment Date whether or not declared by the Board of Directors and whether or not there are any funds of the Corporation legally available for the payment of dividends. Accrued but unpaid dividends shall not bear interest.

               (d) The Board of Directors of the Corporation may fix a record date for the determination of holders of Series B Preferred entitled to receive payment of a dividend thereon pursuant to Section 2(a) or Section 2(c) hereof, which record date shall be no more than sixty (60) days prior to the date fixed for the payment thereof. All cash payments shall be made in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.

               (e) As long as any shares of Series B Preferred shall remain outstanding, in no event shall any dividend be declared or paid upon, nor shall any distribution be made upon, any capital stock of the Corporation other than the Series A Preferred and the Series B Preferred ("Junior Capital Stock"), including the Common Stock, other than a dividend or distribution payable solely in shares of Common Stock, nor shall any Junior Capital Stock be purchased or redeemed by the Corporation, nor shall any monies be paid to or made available for a sinking fund for the purchase or redemption of shares of any Junior Capital Stock, unless, in each such case, (i) full cumulative dividends payable pursuant to Section 2(c) hereof on the outstanding shares of Series B Preferred have been declared and paid and (ii) any arrears or defaults in any redemption of shares of Series B Preferred shall have been cured.

      3.     Redemption.

            (a) Subject to the provisions of any credit agreement, loan agreement or indenture entered into by the Corporation, the Corporation may, at any time after the eighth anniversary of the original Issuance Date, redeem, out of funds legally available therefor, all, but not less than all, outstanding shares of Series B Preferred Stock by paying for each share of Series B Preferred an amount in cash equal to the Stated Amount then in effect plus the amount of any accumulated but unpaid cash dividends as of the Redemption Date (as defined below).

            (b) Notice of any redemption of shares of Series B Preferred pursuant to Section 3(a) (the "Redemption Notice") shall be mailed not less than 60 days prior to the date fixed for redemption to each holder of shares of Series B Preferred to be redeemed, at such holder's address as it appears on the transfer books of the Corporation, notifying each such holder of the redemption to be effected and specifying the redemption date (the "Redemption Date"), redemption price (the "Redemption Price"), the place at which payment may be obtained and requesting each such holder to surrender to the Corporation, in the manner and at the place designated, his certificate or certificates representing the shares of Series B Preferred to be redeemed. On

                                                                   Exhibit 3.1


or after the Redemption Date, each holder of Series B Preferred who has not previously elected to convert its shares of Series B Preferred into Common Stock pursuant to Section 5 hereof shall surrender to the Corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be cancelled. In order to facilitate the redemption of shares of Series B Preferred, the Board may fix a record date for the determination of the holders of shares of Series B Preferred to be redeemed, not more than 60 days or less than 10 days prior to the date fixed for such redemption.

            (c) From and after any Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holders of shares of Series B Preferred shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purpose whatsoever.

            (d) On or prior to any Redemption Date, the Corporation shall deposit the aggregate Redemption Price of all shares of Series B Preferred with a bank or trust corporation having aggregate capital and surplus in excess of $100,000,000 as a trust fund for the benefit of the respective holders of the shares of Series B Preferred not yet redeemed, with irrevocable instructions and authority to the bank or trust corporation to pay the Redemption Price for such shares to their respective holders on or after the Redemption Date upon receipt of notification from the Corporation that such holder has surrendered his share certificate to the Corporation pursuant to
Section 3(b) above. As of the Redemption Date, the deposit shall constitute full payment of the shares to their holders, and from and after the Redemption Date the shares so called for redemption shall be redeemed and deemed to be no longer outstanding, and the holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto except the right to receive from the bank or trust corporation payment of the Redemption Price of the shares, without interest, upon surrender of certificates therefor. Such instructions shall also provide that any moneys deposited by the Corporation pursuant to this Section 3(d) for the redemption of shares thereafter converted into shares of the Corporation's Common Stock pursuant to Section 5 hereof prior to the Redemption Date shall be returned to the Corporation forthwith upon such conversion. The balance of any moneys deposited by the Corporation pursuant to this Section 3(d) remaining unclaimed at the expiration of two (2) years following the Redemption Date shall thereafter be returned to the Corporation upon its request expressed in a resolution of the Board of Directors.

      4.    Liquidation, Dissolution or Winding Up.

            (a) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of shares of Series B Preferred then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders, pari passu with the holders of the shares of the Series A Preferred, before any payment shall be made to the holders of any shares of Junior Capital Stock by reason of their ownership thereof, an amount (the "Liquidation Preference") equal to the greater of (i) the amount the holders of Series B Preferred would have received had they converted their shares of Preferred Stock into Common Stock, in accordance with the provisions of Section 5 hereof, immediately prior to such liquidation, dissolution or winding up and (ii) the Stated Amount then in effect plus (A) if such liquidation, dissolution or winding up occurs prior to the Final Quarterly Dividend Accrual Date, the increase in the Stated Amount which would have occurred on the Quarterly Dividend Accrual Date next following such liquidation, dissolution or winding up, pro rated to the date of such liquidation, dissolution or winding up or (B) if such liquidation, dissolution or winding up occurs after the Final Quarterly Dividend Accrual Date, the amount of any accumulated but unpaid cash dividends as of the date of such event. If upon any such liquidation, dissolution or winding up of the Corporation the remaining assets of the Corporation available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred the full amount to which they shall be entitled pursuant to this Section 4(a), the holders of shares of Series B Preferred, and any other

                                                                   Exhibit 3.1


shares ranking on a parity therewith, shall share ratably in any distribution of the remaining assets and funds of the Corporation in proportion to the respective amounts which would otherwise be payable in respect of the shares of Series B Preferred held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

            (b) After the payment of all amounts required to be paid pursuant to Section 4(a) to the holders of shares of Series B Preferred, and any other shares ranking on a parity therewith, upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Junior Capital Stock then outstanding shall share in any distribution of the remaining assets and funds of the Corporation in the manner provided by law, in the Amended and Restated Certificate of Incorporation of the Corporation, as amended, or as provided in any pertinent Certificate of Designations of the Corporation, as the case may be.

            (c) For purposes of this Section 4, (i) any acquisition of the Corporation by means of a merger or other form of corporate reorganization in which outstanding shares of the Corporation are exchanged for securities or other consideration issued, or caused to be issued, by the acquiring corporation or its subsidiary (other than a mere reincorporation transaction),
(ii) any other transaction or series of transactions which result in the voting securities of the Company outstanding immediately prior thereto representing less than 50% of the combined voting power of the Corporation immediately after such transaction or (iii) any sale of all or substantially all of the assets of the Corporation other than to a subsidiary of the Corporation, shall be treated as a liquidation, dissolution or winding up of the Corporation and shall entitle the holders of Preferred Stock to receive at the closing of such transaction the Liquidation Preference.

      5.    Conversion.

            (a) Subject to the terms and conditions of this Section 5, the holder of any share or shares of Series B Preferred shall have the right, at his, her or its option at any time, to convert any such shares of Series B Preferred into such number of fully paid and nonassessable whole shares of Common Stock as is obtained by dividing (i) the Stated Amount per share then in effect plus (A) if such conversion occurs prior to the Final Quarterly Dividend Accrual Date, the increase in the Stated Amount which would have occurred on the Quarterly Dividend Accrual Date next following such conversion, pro rated to the date of such conversion or (B) if such conversion occurs after the Final Quarterly Dividend Accrual Date, the amount of any accumulated but unpaid cash dividends as of the date of such conversion, by
(ii) the conversion price of $26.25 per share, or, if there has been an adjustment of the conversion price, by the conversion price as last adjusted and in effect at the date any share or shares of Series B Preferred are surrendered for conversion (such price, or such price as last adjusted, being referred to herein as the "Conversion Price"). Such right of conversion shall be exercised by the holder thereof by giving written notice that the holder elects to convert a stated number of shares of Series B Preferred into Common Stock and by surrender of a certificate or certificates for the shares so to be converted to the Corporation at its principal office (or such other office or agency of the Corporation as the Corporation may designate by notice in writing to the holder or holders of the Series B Preferred) at any time during its usual business hours on the date set forth in such notice, together with a statement of the name or names (with address), subject to compliance with applicable laws to the extent such designation shall involve a transfer, in which the certificate or certificates for shares of Common Stock shall be issued.

            (b) Promptly after the receipt by the Corporation of the written notice referred to in Section 5(a) above and surrender of the certificate or certificates for the share or shares of the Series B Preferred to be converted, the Corporation shall issue and deliver, or cause to be issued and delivered, to the holder, registered in such name or names as such holder may direct, subject to compliance with applicable laws to the extent such designation shall involve a transfer, a certificate or certificates for the number of whole shares of Common Stock issuable upon the conversion of such share or shares of Series B Preferred. To the extent permitted by law, such conversion shall be deemed to have been effected and the Conversion Price

                                                                   Exhibit 3.1


shall be determined as of the close of business on the date on which such written notice shall have been received by the Corporation and the certificate or certificates for such share or shares shall have been surrendered as aforesaid, and at such time the rights of the holder of such shares or shares of Series B Preferred shall cease, and the person or persons in whose name or names any certificate or certificates for shares of Common Stock shall be issuable upon such conversion shall be deemed to have become the holder or holders of record of the shares represented thereby.

            (c) (i)    No fractional shares shall be issued upon conversion of
      the Series B Preferred into Common Stock and the number of shares of Common Stock to be issued shall be rounded to the nearest whole share. If any fractional interest in a share of Common Stock would, except for the provisions of this Section 5(c), be deliverable upon any such conversion, the Corporation, in lieu of delivering the fractional share thereof, shall pay to the holder surrendering the Preferred Stock for conversion an amount in cash equal to the current fair market value of such fractional interest based upon the closing price of the Common Stock on the NASDAQ SmallCap Market or, any other national securities exchange on which such Common Stock is then traded, on the trading day prior to the date of the notice of conversion, or if such Common Stock is not then traded on a national securities exchange, as determined in good faith by the Board of Directors of the Corporation.

                (ii) In case the number of shares of Series B Preferred represented by the certificate or certificates surrendered pursuant to
      Section 5(a) exceeds the number of shares converted, the Corporation shall, upon such conversion, execute and deliver to the holder thereof, at the expense of the Corporation, a new certificate or certificates for the number of shares of Series B Preferred Stock represented by the certificate or certificates surrendered which are not to be converted.

            (d) In the event that the Corporation shall declare or pay, without consideration, any dividend or other distribution on the then outstanding shares of Common Stock payable in Common Stock or in any right to acquire Common Stock for no consideration (other than any dividend or distribution made pursuant to any rights agreement entered into by the Company after the date hereof, the terms of which provide for a dividend or distribution to be made upon the occurrence of events substantially similar to those events which would have resulted in a dividend or distribution under the terms of that certain Rights Agreement between the Company and The First National Bank of Chicago, as Rights Agent, dated as of August 3, 1989, as in effect immediately prior to the date hereof (any such dividend or distribution, a "Rights Plan Distribution")), or shall effect a subdivision of the outstanding shares of Common Stock into a greater number of shares of Common Stock (by stock split, reclassification or otherwise than by payment of a dividend in Common Stock or in any right to acquire Common Stock), or in the event that the then outstanding shares of Common Stock shall be combined or consolidated, by reclassification or otherwise, into a lesser number of shares of Common Stock, then the applicable Conversion Price for the Series B Preferred in effect immediately prior to such event shall, concurrently with the effectiveness of such event, be proportionately decreased or increased, as appropriate. In the event that the Corporation shall declare or pay, without consideration, any dividend on the then outstanding shares of Common Stock payable in any right to acquire Common Stock for no consideration, then the Corporation shall be deemed to have made a dividend payable in Common Stock in an amount of shares equal to the maximum number of shares issuable upon exercise of such rights to acquire Common Stock.

            (e) In the event that the Corporation shall declare or pay, without consideration, any dividend or other distribution on the then outstanding shares of Common Stock payable in securities of the Corporation other than Common Stock or in any right to acquire securities of the Corporation other than Common Stock for no consideration (other than a Rights Plan Distribution) and other than as otherwise adjusted in this Section 5, then in each such event provision shall be made so that the holders of the Series B Preferred shall be entitled to receive a proportionate share of any such dividend or distribution as though they were the holders of the number of

                                                                   Exhibit 3.1


shares of Common Stock of the corporation into which their shares of Series B Preferred are convertible as of the record date fixed for the determination of the holders of Common Stock of the corporation entitled to receive such dividend or other distribution.

            (f) If the Common Stock issuable upon conversion of the Series B Preferred shall be changed into the same or a different number of shares of any other class or classes of stock, whether by capital reorganization, reclassification or otherwise (other than a subdivision or combination of shares provided for in Section 5(d) above or a merger or other reorganization referred to in Section 4(c) above), the Conversion Price then in effect shall, concurrently with the effectiveness of such reorganization or reclassification, be proportionately adjusted so that the Series B Preferred shall be convertible into, in lieu of the number of shares of Common Stock which the holders would otherwise have been entitled to receive, a number of shares of such other class of classes of stock equivalent to the number of shares of Common Stock that would have been subject to receipt by the holders upon conversion of the Series B Preferred immediately before that change. In any such case, appropriate adjustment shall be made in the application of the provisions of this Section 5 with respect to the rights of the holders of Series B Preferred after the capital reorganization, reclassification or other action to the end that the provisions of this Section 5 (including adjustment of the Conversion Price then in effect and the number of shares issuable upon conversion of the Series B Preferred) shall be applicable after such action and be as nearly equivalent as possible.

            (g) Upon any adjustment of the Conversion Price, then and in each such case the Corporation shall give written notice thereof, by first class mail, postage prepaid, addressed to each holder of shares of Series B Preferred at the address of such holder as shown on the books of the Corporation (or its transfer agent, if any), which notice shall state the Conversion Price resulting from such adjustment, setting forth in reasonable detail the method of calculation and the facts upon which such calculation is based.
            (h)  In case at any time:

                  (i) the Corporation shall declare any dividend upon its Common Stock payable in cash or stock or make any other distribution to the holders of its Common Stock;

                  (ii) the Corporation shall offer for subscription pro rata to the holders of its Common Stock any additional shares of stock of any class or other rights;

                  (iii)     there shall be any reorganization,
      recapitalization or reclassification of the capital stock of the Corporation (a "Reorganization") or the Corporation shall enter into an agreement with respect to any transaction described in Section 4(c) hereof (a "Change of Control Transaction"); or

                  (iv) there shall be a voluntary or involuntary dissolution, liquidation or winding up of the Corporation;

then, in any one or more of said cases, the Corporation shall give, by first class mail, postage prepaid, addressed to each holder of any shares of Series B Preferred at the address of such holder as shown on the books of the Corporation (or its transfer agent, if any), (A) at least 15 days' prior written notice of the date on which the books of the Corporation (or its transfer agent) shall close or a record shall be taken for such dividend, distribution or subscription rights or for determining rights to vote in respect of any such Reorganization or Change of Control Transaction, and (B) in the case of any such Reorganization or Change of Control Transaction, at least 15 days' prior written notice of the date when the same shall take place. Such notice in accordance with the foregoing clause (A) shall also specify, in the case of any such dividend, distribution or subscription rights, the date on which the holders of Common Stock shall be entitled thereto, and such notice in accordance with the foregoing clause (B) shall also specify the date on which the holders of Common Stock shall be entitled to exchange their Common Stock for securities or other property deliverable upon such Reorganization or Change of Control Transaction, as the case may be.

                                                                   Exhibit 3.1


            (i) All outstanding shares of Series B Preferred Stock shall, at the option of the Corporation, be automatically converted into Common Stock, in accordance with the provisions of this Section 5, if at any time the number of outstanding shares of Series B Preferred is less than or equal to 1,000.

            (j) The Corporation will at all times reserve and keep available out of its authorized but unissued Common Stock, solely for the purpose of issuance upon the conversion of the Series B Preferred as herein provided, such number of shares of Common Stock as shall then be issuable upon the conversion of all outstanding shares of Series B Preferred. All shares of Common Stock which shall be so issued shall be duly and validly issued and fully paid and nonassessable and free from all taxes, liens and charges arising out of or by reason of the issue thereof, and, without limiting the generality of the foregoing, the Corporation covenants that it will from time to time take all such action as may be requisite to assure that the par value per share of the Common Stock is at all times equal to or less than the effective Conversion Price. The Corporation will take all such action within its control as may be necessary on its part to assure that all such shares of Common Stock may be so issued without violation of any applicable law or regulation, or of any requirements of any national securities exchange upon which the Common Stock of the Corporation may be listed.

            (k) Shares of Series B Preferred that are converted into shares of Common Stock as provided herein shall not be reissued.

            (l) The issuance of certificates for shares of Common Stock upon conversion of the Series B Preferred Stock shall be made without charge to the holders thereof for any issuance tax in respect thereof, provided that the Corporation shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any certificate in a name other than that of the holder of Series B Preferred which is being converted.

            (m) The Corporation will not, by amendment of its Certificate of Incorporation or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 5 and in the taking of all such action as may be necessary or appropriate in order to protect the conversion rights of the holders of the Series B Preferred against impairment.

      6.    Voting    Except as otherwise provided by law, the holders of the
Series B Preferred shall vote together with the holders of Common Stock on all matters to be voted on by the stockholders of the Corporation, and each holder of Series B Preferred shall be entitled to one vote for each whole share of Common Stock that would be issuable to such holder upon the conversion of all the shares of Series B Preferred held by such holder on the record date for the determination of stockholders entitled to vote.



















                                                                   Exhibit 3.1



      IN WITNESS WHEREOF, Juno Lighting, Inc has caused its corporate seal to be hereunto affixed and this certificate to be signed by T. Tracy Bilbrough, its President, and attested by Joel W. Chemers, its Secretary, this 9th day of November, 2000.



                                                JUNO LIGHTING, INC.

                                                By: /s/ T. Tracy Bilbrough
                                                   ------------------------
                                                Name: T. Tracy Bilbrough
                                                Title: President


Attest:

By: /s/ Joel W. Chemers
   ---------------------
Name: Joel W. Chemers
Title: Secretary

















































                                                                 Exhibit 11.1



                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                  COMPUTATIONS OF NET INCOME PER COMMON SHARE
                  ===========================================


                                        2000         1999          1998
                                    -----------   -----------   -----------
Average number of common shares
  outstanding during the year         2,426,490    11,127,286    18,576,015
                                    -----------   -----------   -----------

  Common equivalents:
    Shares issuable under
      outstanding options                     -       141,862       178,962

    Shares which could have
      been purchased based
      on the average market
      value for the period                    -       130,630       140,114
                                    -----------   -----------   -----------
  Shares for the portion of the
    period that the options
    were outstanding                          -        11,232        38,848

Average number of common and
  common equivalent shares
  outstanding during the year         2,426,490    11,138,518    18,614,863
                                    ===========   ===========   ===========

NET (LOSS) INCOME available to      $(1,716,819)  $13,739,828   $26,625,368
  common shareholders
                                    ===========   ===========   ===========

NET (LOSS) INCOME PER COMMON SHARE
  (Basic and Diluted)                     $(.71)        $1.23         $1.43
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

Juno Lighting, Ltd.                                 Canada

Advanced Fiberoptic
   Technologies, Inc.                              Florida
























































                                                                 Exhibit 23.1





                      Consent of Independent Accountants
                      ----------------------------------




We hereby consent to the incorporation by reference of our report dated January 10, 2001 appearing on page 15 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 2000. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 35 of this Form 10-K.





                                                  PricewaterhouseCoopers LLP
                                                           Chicago, Illinois
                                                           February 26, 2001