Form 10-Q
period 2001-02-28
JUNO LIGHTING INC
filed 2001-04-12
CIK 723888

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                February 28, 2001
For the quarterly period ended ...........................................

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


There were 2,469,914 shares of common stock outstanding as of March 31, 2001

                     JUNO LIGHTING, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================
                                                       (In Thousands)
                                                  February 28,    November 30,
      ASSETS                                          2001            2000
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $   2,207       $   4,817
   Accounts receivable, less allowance for
      doubtful accounts of $1,128 and $1,151          26,641          26,527
   Inventories, net                                   24,223          24,208
   Prepaid expenses and miscellaneous                  3,427           3,904
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS              56,498          59,456
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $23,190 and $22,091                              45,123          45,367
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,841 and $1,782                                3,665           3,970
   Deferred financing costs, net of accumulated
      amortization of $2,147 and $1,822                8,196           8,521
   Miscellaneous                                       3,549             120
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                15,410          12,611
                                                   ----------      ----------
                                                   $ 117,031      $  117,434
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   9,547       $   9,215
   Accrued liabilities                                10,794          16,255
   Short-term borrowings                               6,000               -
   Current maturities of long-term debt                4,030           3,892
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES         30,371          29,362
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES               182,974         184,840
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500         122,125         119,730
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,469,914 and 2,443,248                       2               2
   Paid-in-capital                                       319             319
   Accumulated other comprehensive loss                 (794)           (762)
   Accumulated deficit                              (217,966)       (216,057)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT               (96,314)        (96,768)
                                                   ----------      ----------
                                                   $ 117,031       $ 117,434
                                                   ==========      ==========




                (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                    February 28,  February 29,
                                                       2001          2000
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   41,538  $     39,465

COST OF SALES                                           21,174        20,247
                                                    -----------   -----------
      Gross profit                                      20,364        19,218

SELLING, GENERAL AND ADMINISTRATIVE                     14,391        12,250
                                                    -----------   -----------
      Operating income                                   5,973         6,968
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                     (5,262)       (5,724)

   Interest and dividend income                             51            72

   Miscellaneous                                            25            21
                                                    -----------   -----------
      Total other income (expense)                      (5,186)       (5,631)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                              787         1,337

TAXES ON INCOME                                            301           559
                                                    -----------   -----------
NET INCOME                                                 486           778

LESS: PREFERRED DIVIDENDS                                2,395         2,205
                                                    -----------   -----------
NET LOSS AVAILABLE TO
      COMMON SHAREHOLDERS                           $   (1,909)  $    (1,427)
                                                    ===========   ===========

NET LOSS PER COMMON SHARE
     (BASIC AND DILUTED)                                $ (.77)      $  (.59)
                                                         ======         =====












                      (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF RETAINED EARNINGS
             =====================================================

                                                             (In Thousands)
                                                           Three Months Ended
                                                            February 28, 2001
                                                           -----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                       $(216,057)

PREFERRED DIVIDEND                                                (2,395)

NET INCOME, three months ended
      February 28, 2001                                              486
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $(217,966)
                                                               ==========












































                (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                       Three Months Ended
                                                  ----------------------------
                                                   February 28,   February 29,
                                                      2001            2000
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS USED IN OPERATING
    ACTIVITIES:

    Net income                                   $      486        $     778
    Adjustments to reconcile net income
       to net cash used in operating
       activities:
           Depreciation and amortization              1,471            1,524
           Deferred compensation                         18
           Changes in operating assets and liabilities:
             (Increase) decrease in accounts
                 receivable                            (146)           1,289
             (Increase) decrease in inventory           (15)             273
              Decrease in prepaid expenses              477                9
              Decrease (increase) in other assets        25              (43)
             (Decrease) in accounts
                 payable and accrued liabilities     (5,130)          (5,960)
             (Decrease) increase in deferred
                 income taxes                          (190)              84
                                                 -----------      ----------
NET CASH USED IN
OPERATING ACTIVITIES                                 (3,004)          (2,046)
                                                 -----------      ----------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                               (857)          (1,050)
    License - lighting technology                    (3,197)               -
                                                 -----------      ----------
NET CASH USED IN
    INVESTING ACTIVITIES                             (4,054)          (1,050)
                                                 -----------      ----------




















                              (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                       Three Months Ended
                                                  ----------------------------
                                                    February 28,  February 29,
                                                      2001            2000
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from bank debt                            8,000           2,500
    Principal payments on long-term debt              (3,552)         (5,313)
                                                  -----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                         4,448          (2,813)
                                                  -----------     -----------
NET DECREASE IN CASH                                  (2,610)         (5,909)


CASH AT BEGINNING OF PERIOD                            4,817           8,632
                                                  -----------     -----------

CASH AT END OF PERIOD                              $   2,207      $    2,723
                                                   ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                   $   9,125       $  9,567
        Income taxes                                       5            200

























               (See Notes To Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ====================================================

FINANCIAL INFORMATION

          The financial information presented in these consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2000 was derived from the Company's audited consolidated financial statements.

INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                              February 28,       November 30,
                                                 2001               2000
                                             ------------       ------------
          Finished goods                     $   11,881         $    11,520
          Raw materials                          12,342              12,688
                                             ------------       ------------
                                             $   24,223         $    24,208
                                             ============       ============
LONG-TERM DEBT

Long-term debt consists of the following:
                                                    (in thousands)
                                               February 28, November 30,
                                                 2001        2000
                                             ------------  ------------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%        $21,302       $26,087
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%         35,497        36,293
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $809
   and $823 respectively                         124,191       124,177
                                                --------      --------
                                                 180,990       186,557
Less current maturities                            4,030         3,892
                                                --------      --------
Total long-term debt                            $176,960      $182,665
                                                ========      ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At February 28, 2001 the nominal interest rates for Term Loan A and Term Loan B were 8.43% and 8.93%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined therein.

        The Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2002 - $4,554,000; 2003 - $5,950,000; 2004
- $5,950,000; 2005 - $7,347,000; 2006 - $34,135,000.

SERIES A AND SERIES B PREFERRED STOCK

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

NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:


                                               February 28,      February 29,
                                                  2001               2000
                                                ----------        ----------
     3 months ended
               Basic                            2,463,248          2,412,126
               Diluted                          2,463,248          2,412,126


COMPREHENSIVE INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130).
The adoption of this Statement had no impact on the Company's net income or stockholders' deficit. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income. Prior to the adoption of SFAS 130, the Company reported such adjustments separately in stockholders' deficit.

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                                          Three Months Ended
                                       February 28,    February 29,
                                          2001            2000
                                         -------         -------
Net income                              $   486         $    778
Foreign currency
  translation adjustment                    (32)              52
                                         -------         -------
     Comprehensive income               $   454          $   830
                                         =======         =======

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                  February 28,  November 30,
                                                     2001          2000
                                                    ------        ------

Foreign currency translation adjustment            $ (794)       $ (762)
                                                    ------        ------
     Accumulated other comprehensive loss          $ (794)       $ (762)
                                                    ======        ======

MERGER AND RECAPITALIZATION

          On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Series A"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger the Company incurred approximately $9.9 million in transaction costs and $10.2 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

GUARANTORS' FINANCIAL INFORMATION

          The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act") which notes were exchanged for the notes that were sold earlier in a private placement offering to qualified institutional buyers. Pursuant to terms of the Senior Subordinated Notes, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Indy Lighting, Inc. and Advanced Fiberoptic Technologies, Inc., provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

          Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

                                        For the Three Months Ended February 28, 2001
                                        --------------------------------------------
                                                           (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 34,520  $    35,351   $      2,422   $   (30,755)  $     41,538
Cost of sales               28,384       20,979          2,136       (30,325)        21,174
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6,136       14,372            286          (430)        20,364
Selling, general and
  administrative             7,201        6,706            457            27         14,391
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,065)       7,666           (171)         (457)         5,973
Other (expense) income      59,489            6            (31)      (64,650)        (5,186)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           58,424        7,672           (202)      (65,107)           787
Taxes on income             (2,398)       2,790            (90)           (1)           301
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           60,822        4,882           (112)      (65,106)           486

Less: preferred
  dividends                 (2,395)           -              -             -         (2,395)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ 58,427   $    4,882    $      (112)   $  (65,106)   $    (1,909)
                          ========  ============  =============  ============  ===========

                                        For the Three Months Ended February 29, 2000
                                        -------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 32,411    $   32,777    $     2,293    $ (28,016)   $    39,465
Cost of sales               25,181        20,611          1,898      (27,443)        20,247
                          --------  ------------  -------------  ------------  ------------
Gross profit                 7,230        12,166            395         (573)        19,218
Selling, general and
  administrative             6,642         5,087            494           27         12,250
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)        588         7,079            (99)         (600)        6,968
Other (expense) income      (5,621)           20            (30)            0        (5,631)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (5,033)        7,099           (129)         (600)        1,337
Taxes on income             (1,864)        2,480            (56)           (1)          559
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (3,169)        4,619            (73)         (599)          778

Less: preferred
  dividends                 (2,205)            -              -             -        (2,205)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (5,374)   $    4,619    $       (73)   $     (599)  $    (1,427)
                          ========  ============  =============  ============  ============

                                                  February 28, 2001
                                                  -----------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $  2,048  $        103   $        56   $             $      2,207
Accounts receivable, net      27,057        17,716         1,440       (19,572)        26,641
Inventories, net              20,943        13,452         1,274       (11,446)        24,223
Other current assets           2,589           791            47             -          3,427
                            --------  ------------  -------------  ------------  ------------
    Total current assets      52,637        32,062         2,817       (31,018)        56,498
Property and equipment        10,760        55,366         2,563          (376)        68,313
Less accumulated depreciation  2,999        19,904           561          (274)        23,190
                            --------  ------------  -------------  ------------  ------------
    Net property and equipment 7,761        35,462         2,002          (102)        45,123
Other assets                  75,293            42             -       (59,925)        15,410
                            --------  ------------  -------------  ------------  ------------
                            $135,691   $    67,566    $    4,819    $  (91,045)   $   117,031
Total assets                ========  ============  =============  ============  ============

Current liabilities         $ 32,344   $    15,670    $    1,929    $  (19,572)   $    30,371
Other liabilities            182,900             -         2,141        (2,067)       182,974
                            --------  ------------  -------------   -----------   -----------
Total liabilities            215,244        15,670         4,070       (21,639)       213,345
Total stockholders'
  (deficit) equity           (79,553)       51,896           749       (69,406)       (96,314)
                            --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                 $135,691   $    67,566    $    4,819    $ ( 91,045)   $   117,031
                            ========  ============  =============  ============  ============

                                                   November 30, 2000
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  4,042    $    739        $    36      $       -      $  4,817
Accounts receivable, net        26,614      75,255          1,918        (77,260)       26,527
Inventories, net                19,902      14,108          1,189        (10,991)       24,208
Other current assets             3,177         654             73              -         3,904
                              --------  ------------  -------------  ------------  ------------
    Total current assets        53,735      90,756          3,216        (88,251)       59,456
Property and equipment          10,507      54,762          2,565           (376)       67,458
Less accumulated depreciation    2,921      18,896            547           (273)       22,091
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7,586      35,866          2,018           (103)       45,367
Other assets                    72,504          37              -        (59,930)       12,611
                              --------  ------------  -------------  ------------  ------------
Total assets                  $133,825    $126,659        $ 5,234      $(148,284)     $117,434
                              ========  ============  =============  ============  ============
Current liabilities           $ 89,436    $ 14,995        $ 2,192      $ (77,261)     $ 29,362
Other liabilities              184,764           -          2,148         (2,072)      184,840
                              --------  ------------  -------------  ------------  ------------
Total liabilities              274,200      14,995          4,340        (79,333)      214,202
Total stockholders'
 (deficit) equity             (140,375)    111,664            894        (68,951)      (96,768)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity
 (deficit)                    $133,825    $126,659        $ 5,234      $(148,284)    $ 117,434
                              ========  ============  =============  ============  ============

                                            For the Three Months Ended February 28, 2001
                                            --------------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash (used in) provided
  by operating activities  $  (2,993) $        (32) $          29  $        (8) $      (3,004)
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures          (253)         (604)             -            -           (857)
  Purchase of license
   agreement                  (3,197)                                                  (3,197)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities       (3,450)         (604)             -            -         (4,054)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt      8,000             -              -            -          8,000
  Principal payments on
    Long Term Debt            (3,552)            -             (8)           8         (3,552)
                           ---------  ------------  -------------  ------------  ------------
Net cash provided by
   (used in) financing
    activities                 4,448             -             (8)           8          4,448
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                    (1,995)         (636)            21            -         (2,610)
Cash at beginning of period    4,043           739             35            -          4,817
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $   2,048  $        103  $          56   $        -   $      2,207
                           =========  ============  =============  ============  ============

                                            For the Three Months Ended February 29, 2000
                                            --------------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash (used in) provided
  by operating activities  $    (344) $     (1,766) $          99         $ (35)      $(2,046)
                           ---------  ------------  -------------  ------------  ------------
Cash flows provided by
   (used in) investing
   activities:
  Capital expenditures           (29)       (1,015)           (6)             -        (1,050)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities          (29)       (1,015)           (6)             -        (1,050)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Dividends paid
  Proceeds from issuance of
   preferred stock
  Proceeds from subordinated
   debt
  Proceeds from bank debt      2,500             -              -             -         2,500
  Common stock retired
  Other financing activities  (5,313)            -             (7)            7        (5,313)
                           ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (2,813)            -             (7)            7        (2,813)
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                    (3,186)       (2,781)            86           (28)       (5,909)
Cash at beginning of period    5,748         2,827             27            30         8,632
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $   2,562  $         46  $         113   $         2     $   2,723
                           =========  ============  =============  ============  ============

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
           ===========================================================
RESULTS OF OPERATIONS:
----------------------

Three Months Ended February 28, 2001 Compared With Three Months
---------------------------------------------------------------
Ended February 29, 2000
----------------------
      During the first quarter ended February 28, 2001, net sales increased by 5.3% to $41,538,000 compared to $39,465,000 for the like period in 2000. In management's opinion, this increase is due primarily to new products introduced in fiscal 2000.

      Gross profit expressed as a percentage of net sales increased to 49.0% for the quarter, compared to 48.7% for the like period in 2000 due primarily to productivity improvements in the divisional factories both at Juno and at Indy Lighting resulting in lower direct labor costs as well as lower manufacturing overhead expenses.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 34.6% for the first quarter of 2001 compared with 31.0% for the like period in 2000 due primarily to costs incurred of $950,000 for a process re-engineering project initiated at the beginning of the current fiscal year, $175,000 for the settlement of a legal case, approximately $500,000 for additional advertising and sales promotion expenses in connection with several programs designed to increase revenues for the remainder of the year, and $350,000 for an accrual associated with the fiscal 2001 management incentive program.

      As a result of the above factors, operating income decreased to 14.4% of sales as compared to 17.7% for the like period in 2000.

      Interest expense amounted to $5,262,000 for the first quarter ended February 28, 2001 compared to $5,724,000 for the like period in 2000. This decrease is due primarily to the reduction of debt from $207,323,000 at February 29, 2000 to $191,020,000 at February 28, 2001.


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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
     During the three month period ended February 28, 2001, operating activities used cash flow of $3,004,000. This was comprised principally of net income, depreciation and amortization, and decreases in prepaid expenses (collectively aggregating $2,433,000), net of decreases in accounts payable and accrued liabilities of $5,130,000. The decrease in accounts payable and accrued liabilities was due primarily to the payment of interest expense which was previously included in accrued liabilities at November 30, 2000.

      Net cash used in investing activities amounted to $4,054,000 and was used to finance capital expenditures of $857,000 and payments for licensing lighting technology currently in a developmental stage.

      The net cash provided by financing activities of $4,448,000 consisted of proceeds from the Revolving Credit Facility of $8,000,000 less principal payments on the Senior Credit Facility of $3,552,000 .

      The Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

      Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of February 28, 2001, the Company had cash of approximately $2.2 million and total indebtedness of $191.0 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2000 Annual Report on Form 10-K.

      The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $6.0 million on February 28, 2001. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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

Item 2. Changes in Securities and Use of Proceeds - On December 20, 2000, the Company sold 26,666 unregistered shares of its Common Stock to
          T. Tracy Bilbrough, the Company's President and Chief Executive Officer, for an aggregate price if $199,995.00. The Company received $26.67 and a promissory note executed by Mr. Bilbrough in favor of the Company in the amount of $199,968.33 as consideration for the sale of these shares. This sale of securities was exempt from the Securities Act of 1933 because it was a transaction by the issuer that did not involve a public offering.

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




Dated:     April 12, 2001