Form 10-Q/A
period 2001-02-28
JUNO LIGHTING INC
filed 2001-04-17
CIK 723888

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

     The undersigned registrant hereby amends its Form 10-Q for the fiscal quarter ended February 28, 2001 by replacing in its entirety the Long-Term Debt section of the Notes to Condensed Consolidated Financial Statements with the following:

LONG-TERM DEBT

Long-term debt consists of the following:
                                                    (in thousands)
                                               February 28, November 30,
                                                 2001        2000
                                             ------------  ------------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%        $24,969       $26,087
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%         35,860        36,293
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $809
   and $823 respectively                         124,191       124,177
                                                --------      --------
                                                 185,020       186,557
Less current maturities                            4,030         3,892
                                                --------      --------
Total long-term debt                            $180,990      $182,665
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




Dated:     April 17, 2001