Form 10-Q
period 2001-05-31
JUNO LIGHTING INC
filed 2001-07-12
CIK 723888

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                May 31, 2001
For the quarterly period ended ...........................................

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


There were 2,469,914 shares of common stock outstanding as of June 30, 2001.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================

                                                       (In Thousands)
                                                     May 31,      November 30,
      ASSETS                                          2001            2000
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $   2,750       $   4,817
   Accounts receivable, less allowance for
      doubtful accounts of $1,053 and $1,151          27,509          26,527
   Inventories, net                                   23,469          24,208
   Prepaid expenses and miscellaneous                  3,408           3,904
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS              57,136          59,456
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $24,267 and $22,091                              44,904          45,367
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,877 and $1,782                                3,725           3,970
   Deferred financing costs, net of accumulated
      amortization of $2,473 and $1,822                7,870           8,521
   Miscellaneous                                       3,429             120
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                15,024          12,611
                                                   ----------      ----------
                                                   $ 117,064       $ 117,434
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   9,822       $   9,215
   Accrued liabilities                                17,257          16,255
   Short-term borrowings                                 500               -
   Current maturities of long-term debt                4,009           3,892
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES         31,588          29,362
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES               179,083         184,840
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500         124,567         119,730
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,469,914 and 2,443,248                       2               2
   Paid-in-capital                                       319             319
   Accumulated other comprehensive loss                 (709)           (762)
   Accumulated deficit                              (217,786)       (216,057)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT               (93,607)        (96,768)
                                                   ----------      ----------
                                                   $ 117,064       $ 117,434
                                                   ==========      ==========

                     (See Notes To Consolidated Financial Statements)

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                      May 31,       May 31,
                                                       2001          2000
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   46,309    $   46,222
COST OF SALES                                           22,811        23,265
                                                    -----------   -----------
      Gross profit                                      23,498        22,957

SELLING, GENERAL AND ADMINISTRATIVE                     14,242        12,617
                                                    -----------   -----------
      Operating income                                   9,256        10,340
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                     (5,129)       (5,689)

   Interest and dividend income                             17            73

   Miscellaneous                                            11            33
                                                    -----------   -----------
      Total other income (expense)                      (5,101)       (5,583)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                            4,155         4,757

TAXES ON INCOME                                          1,533         1,723
                                                    -----------   -----------
NET INCOME                                               2,622         3,034

LESS: PREFERRED DIVIDENDS                                2,442         2,250
                                                    -----------   -----------
NET INCOME AVAILABLE TO
      COMMON SHAREHOLDERS                           $      180    $      784
                                                    ===========   ===========

NET INCOME PER COMMON SHARE
     (BASIC AND DILUTED)                                $  .07       $   .33
                                                         ======         =====


                     (See Notes To Consolidated Financial Statements)

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Six Months Ended
                                                   --------------------------
                                                      May 31,       May 31,
                                                       2001          2000
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   87,847    $   85,687

COST OF SALES                                           43,984        43,512
                                                    -----------   -----------
      Gross profit                                      43,863        42,175

SELLING, GENERAL AND ADMINISTRATIVE                     28,634        24,867
                                                    -----------   -----------
      Operating income                                  15,229        17,308
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                    (10,391)      (11,413)

   Interest and dividend income                             69           145

   Miscellaneous                                            35            54
                                                    -----------   -----------
      Total other income (expense)                     (10,287)      (11,214)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                            4,942         6,094

TAXES ON INCOME                                          1,834         2,282
                                                    -----------   -----------
NET INCOME                                               3,108         3,812

LESS: PREFERRED DIVIDENDS                                4,837         4,455
                                                    -----------   -----------
NET LOSS AVAILABLE TO
      COMMON SHAREHOLDERS                           $   (1,729)   $     (643)
                                                    ===========   ===========

NET LOSS PER COMMON SHARE
      (BASIC AND DILUTED)                               $ (.70)      $ (0.27)
                                                         ======         =====


                     (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
             =======================================================

                                                             (In Thousands)
                                                            Six Months Ended
                                                              May 31, 2001
                                                            ----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                      $ (216,057)

PREFERRED DIVIDEND                                                (4,837)

NET INCOME, six months ended
      May 31, 2001                                                 3,108
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $(217,786)
                                                               ==========



                     (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Six Months Ended
                                                  ---------------------------
                                                     May 31,         May 31,
                                                      2001            2000
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES:

    Net income                                    $   3,108        $   3,812
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization              2,981            3,058
           Deferred compensation                         36                -
           Changes in operating assets and liabilities:
             (Increase) in accounts
                 receivable                            (930)          (1,369)
              Decrease in inventory                     739            2,188
              Decrease in prepaid expenses              496               88
              Decrease in other assets                    6               35
              Increase (decrease) in accounts
                 payable and accrued liabilities      1,609             (300)
             (Decrease) increase in deferred
                 income taxes                          (370)             275
                                                  ----------       ---------
NET CASH PROVIDED BY
OPERATING ACTIVITIES                                  7,675            7,787
                                                  ----------       ---------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                             (1,723)          (1,766)
    License - lighting technology                    (3,220)               -
                                                  ----------       ---------
NET CASH USED IN
    INVESTING ACTIVITIES                             (4,943)          (1,766)
                                                  ----------       ---------

                     (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                         Six Months Ended
                                                   ---------------------------
                                                     May 31,         May 31,
                                                      2001            2000
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from bank debt                           14,000           2,500
    Principal payments on long-term debt
        and bank debt                                (18,799)         (8,292)
                                                   ----------     -----------

NET CASH (USED IN) FINANCING
    ACTIVITIES                                        (4,799)         (5,792)
                                                   ----------     -----------
NET (DECREASE) INCREASE IN CASH                       (2,067)            229


CASH AT BEGINNING OF PERIOD                            4,817           8,632
                                                   ----------     -----------

CASH AT END OF PERIOD                              $   2,750      $    8,861
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                    $ 10,854       $ 11,477
        Income taxes                                     263            680


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

INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                                May 31,          November 30,
                                                 2001               2000
                                             ------------       ------------
          Finished goods                     $   11,241         $    11,520
          Raw materials                          12,228              12,688
                                             ------------       ------------
                                             $   23,469         $    24,208
                                             ============       ============
LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
                                                    (In Thousands)
                                                   May 31,     November 30,
                                                    2001          2000
                                                 ----------    -----------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%           $22,975        $26,087
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%            34,106         36,293
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $793
   and $823 respectively                            124,207        124,177
                                                   --------       --------
                                                    181,288        186,557
Less current maturities                               4,009          3,892
                                                   --------       --------
Total long-term debt                               $177,279       $182,665
                                                   ========       ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At May 31, 2001 the nominal interest rates for Term Loan A and Term Loan B were 6.89% and 7.39%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at May 31, 2001 and November 30, 2000 were $500,000 and $0 respectively. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined therein.

          The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2002 - $4,342,000; 2003 - $5,674,000; 2004 - $5,674,000; 2005 - $7,006,000; 2006 - $32,548,000.

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

NET INCOME PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
                                                 May 31,            May 31,
                                                  2001               2000
                                                ----------        ----------
     3 months ended
               Basic                            2,469,914          2,412,126
               Diluted                          2,469,914          2,412,126

     6 months ended
               Basic                            2,466,105          2,412,126
               Diluted                          2,466,105          2,412,126

COMPREHENSIVE INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                               Three Months Ended         Six Months Ended
                              May 31,      May 31,       May 31,   May 31,
                               2001         2000          2001      2000
                             -------      -------       -------    -------
Net income                   $ 2,622      $  3,034      $ 3,108    $ 3,812
Foreign currency
  translation adjustment          85          (206)          53       (154)
                             -------      --------      -------    -------
     Comprehensive income    $ 2,707      $  2,828      $ 3,161    $ 3,658
                             =======      ========      =======    =======

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                    May 31,     November 30,
                                                     2001          2000
                                                    ------     ------------

Foreign currency translation adjustment            $ (709)       $ (762)
                                                    ------        ------
     Accumulated other comprehensive loss          $ (709)       $ (762)
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

                                           For the Three Months Ended May 31, 2001
                                           ---------------------------------------
                                                  (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 38,190  $     37,747   $      2,568  $    (32,196) $     46,309
Cost of sales               31,558        22,890          2,047       (33,684)       22,811
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6,632        14,857            521         1,488        23,498
Selling, general and
  administrative             7,775         5,971            469            27        14,242
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,143)        8,886             52         1,461         9,256
Other (expense) income      (5,060)           (7)           (34)            -        (5,101)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (6,203)        8,879             18         1,461         4,155
Taxes on income             (1,910)        3,435              9            (1)        1,533
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (4,293)        5,444              9         1,462         2,622
Less: preferred
  dividends                 (2,442)            -              -             -        (2,442)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (6,735) $      5,444   $          9  $     1,462   $        180
                          ========  ============  =============  ============  ===========

                                          For the Three Months Ended May 31, 2000
                                          ---------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 36,469  $     34,969  $       2,630  $    (27,846) $     46,222
Cost of sales               29,073        22,999          2,310       (31,117)       23,265
                          --------  ------------  -------------  ------------  ------------
Gross profit                 7,396        11,970            320         3,271        22,957
Selling, general and
  administrative             7,045         5,013            532            27        12,617
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)        351         6,957           (212)        3,244        10,340
Other (expense) income      (5,564)           17            (35)           (1)       (5,583)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (5,213)        6,974           (247)        3,243         4,757
Taxes on income               (637)        2,471           (109)           (2)        1,723
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (4,576)        4,503           (138)        3,245         3,034
Less: preferred
  dividends                 (2,250)            -              -             -        (2,250)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (6,826) $      4,503  $        (138) $      3,245  $        784
                          ========  ============  =============  ============  ============

                                         For the Six Months Ended May 31, 2001
                                         -------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 72,711   $    73,098  $       4,990   $   (62,952)  $    87,847
Cost of sales               59,943        43,869          4,183       (64,011)       43,984
                          --------   -----------  -------------   -----------   -----------
Gross profit                12,768        29,229            807         1,059        43,863
Selling, general and
  administrative            14,976        12,677            926            55        28,634
                          --------   -----------  -------------   -----------   -----------
Operating income            (2,208)       16,552           (119)        1,004        15,229
Other income(expense)       54,429            (1)           (65)      (64,650)      (10,287)
                          --------   -----------  -------------   -----------   -----------
Income (loss) before taxes
  on income                 52,221        16,551           (184)      (63,646)        4,942
Taxes on income             (4,307)        6,225            (81)           (3)        1,834
                          --------   -----------  -------------   -----------   -----------
Net income (loss)           56,528        10,326           (103)      (63,643)        3,108
Less: preferred
   dividends                (4,837)                                                  (4,837)
                          --------   -----------  --------------  -----------   -----------
Net income (loss)
   available to
   common shareholders    $ 51,691   $    10,326  $        (103)  $   (63,643)  $    (1,729)
                          ========   ===========  =============   ===========   ===========


                                         For the Six Months Ended May 31, 2000
                                         -------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 68,881   $    67,746   $      4,923   $   (55,863)  $    85,687
Cost of sales               54,256        43,610          4,208       (58,562)       43,512
                          --------   -----------   ------------   -----------   -----------
Gross profit                14,625        24,136            715         2,699        42,175
Selling, general and
  administrative            13,687        10,100          1,026            54        24,867
                          --------   -----------   ------------   -----------   -----------
Operating income (loss)        938        14,036           (311)        2,645        17,308
Other (expense)income      (11,185)           37            (65)           (1)      (11,214)
                          --------   -----------   ------------   -----------   -----------
(Loss) income before taxes
  on income                (10,247)       14,073           (376)        2,644         6,094
Taxes on income             (2,501)        4,951           (165)           (3)        2,282
                          --------   -----------   ------------   -----------   -----------
Net (loss) income           (7,746)        9,122           (211)        2,647         3,812
Less: preferred
   dividends                (4,455)            -              -             -        (4,455)
                          --------   -----------   -------------  -----------   -----------
Net (loss) income
   available to
   common shareholders    $(12,201)  $     9,122   $       (211)  $     2,647   $      (643)
                          ========   ===========   ============   ===========   ===========

                                                    May 31, 2001
                                                    ------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $  1,313  $     1,457   $        (33)  $         13  $      2,750
Accounts receivable, net      72,150       66,420          1,419       (112,480)       27,509
Inventories, net              19,016       13,286          1,149         (9,982)       23,469
Other current assets           2,328        1,045             36             (1)        3,408
                            --------  -----------   ------------   ------------  ------------
    Total current assets      94,807       82,208          2,571       (122,450)       57,136
Property and equipment        10,825       56,163          2,560           (377)       69,171
Less accumulated depreciation  3,081       20,884            576           (274)       24,267
                            --------  -----------   ------------   ------------  ------------
    Net property and equipment 7,744       35,279          1,984           (103)       44,904
Other assets                  74,895           47              -        (59,918)       15,024
                            --------  -----------   ------------   ------------  ------------
                            $177,446   $  117,534   $      4,555   $   (182,471) $    117,064
Total assets                ========  ===========   ============   ============  ============

Current liabilities         $ 82,282   $   60,194   $      1,578   $   (112,466) $     31,588
Other liabilities            179,010            -          2,134         (2,061)      179,083
                            --------  -----------   ------------    -----------  ------------
Total liabilities            261,292       60,194          3,712       (114,527)      210,671
Total stockholders'
  (deficit) equity           (83,846)      57,340            843        (67,944)      (93,607)
                            --------  -----------   ------------   ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                 $177,446   $  117,534   $      4,555   $   (182,471) $    117,064
                            ========  ===========   ============   ============  ===========

                                                   November 30, 2000
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  4,042  $       739   $         36   $          -  $      4,817
Accounts receivable, net        26,614       75,255          1,918        (77,260)       26,527
Inventories, net                19,902       14,108          1,189        (10,991)       24,208
Other current assets             3,177          654             73              -         3,904
                              --------  ------------  ------------   ------------  ------------
    Total current assets        53,735       90,756          3,216        (88,251)       59,456
Property and equipment          10,507       54,762          2,565           (376)       67,458
Less accumulated depreciation    2,921       18,896            547           (273)       22,091
                              --------  ------------  ------------   ------------  ------------
    Net property and equipment   7,586       35,866          2,018           (103)       45,367
Other assets                    72,504           37              -        (59,930)       12,611
                              --------  ------------  ------------   ------------  ------------
Total assets                  $133,825  $   126,659   $      5,234   $   (148,284) $    117,434
                              ========  ============  ============   ============  ============
Current liabilities           $ 89,436  $    14,995   $      2,192   $    (77,261) $     29,362
Other liabilities              184,764            -          2,148         (2,072)      184,840
                              --------  ------------  ------------   ------------  ------------
Total liabilities              274,200       14,995          4,340        (79,333)      214,202
Total stockholders'
 (deficit) equity             (140,375)     111,664            894        (68,951)      (96,768)
                              --------  ------------  ------------   ------------  ------------
Total liabilities and
  stockholders' equity
 (deficit)                    $133,825  $   126,659   $      5,234   $   (148,284) $    117,434
                              ========  ===========   ============   ============  ============

                                              For the Six Months Ended May 31, 2001
                                              -------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by (used
  in) operating activities $   5,608  $      2,123  $         (54) $         (2) $      7,675
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures          (318)       (1,405)             0             0        (1,723)
  License - lighting
   technology                 (3,220)            0              0             0        (3,220)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities       (3,538)       (1,405)             0             0        (4,943)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt     14,000             0              0             0        14,000
  Principal payments on
    Long Term Debt           (18,799)            0            (15)           15       (18,799)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
    provided by financing
    activities                (4,799)            0            (15)           15        (4,799)
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                    (2,729)          718            (69)           13        (2,067)
Cash at beginning of period    4,042           739             36             0         4,817
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $   1,313  $      1,457  $         (33) $         13  $      2,750
                           =========  ============  =============  ============  ============

                                               For the Six Months Ended May 31, 2000
                                               -------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by (used
  in) operating activities $   8,673  $     (1,045) $          74   $        85  $      7,787
                           ---------  ------------  -------------   -----------  ------------
Cash flows (used in) investing
  activities:
  Capital expenditures           (55)       (1,696)          (15)             -        (1,766)
                           ---------  ------------  -------------   -----------  ------------
Net cash (used in)
   investing activities          (55)       (1,696)          (15)             -        (1,766)
                           ---------  ------------  -------------   -----------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt      2,500             -              -             -         2,500
  Common stock retired
  Other financing activities  (8,292)            -            (14)           14        (8,292)
                           ---------  ------------  -------------   -----------  ------------
Net cash (used in) provided
   by financing activities    (5,792)            -            (14)           14        (5,792)
                           ---------  ------------  -------------   -----------  ------------
Net increase (decrease)
   in cash                     2,826        (2,741)            45            99           229
Cash at beginning of period    5,748         2,828             27            29         8,632
                           ---------  ------------  -------------   -----------  ------------
Cash at end of period      $   8,574  $         87  $          72   $       128  $      8,861
                           =========  ============  =============   ===========  ============

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
            =========================================================

RESULTS OF OPERATIONS:
----------------------

Three Months Ended May 31, 2001 Compared With Three Months
----------------------------------------------------------
Ended May 31, 2000
------------------
          Net sales for the quarter ended May 31, 2001 were $46,309,000 compared to second quarter 2000 sales of $46,222,000. As a result of general volume increases and new product introductions during the last year, the Company's Juno Lighting division reported a sales increase of 5.1% compared to the second quarter of 2000. However, this increase was offset by a decrease in sales of 19.7% versus the same period of a year ago at the Indy Lighting division due to slowness in some of their end markets.

          Gross profit expressed as a percentage of net sales increased to 50.7% for the quarter, compared to 49.7% for the like period in 2000 due primarily to the effects of process re-engineering initiatives resulting in improvements in material costs, labor costs and manufacturing overhead expenses.

          Selling, general and administrative expenses expressed as a percentage of sales increased to 30.8% for the second quarter of 2001 compared with 27.3% for the like period in 2000 due primarily to costs incurred of $400,000 for the process re-engineering project which concluded in April 2001, approximately $600,000 for additional advertising and sales promotion expenses in connection with several programs designed to increase revenues for the remainder of the year, and $400,000 for administrative salaries (including $140,000 for severance payments in connection with the process re-engineering initiative; $130,000 for salaries of executives hired in the second half of fiscal 2000 and the remainder due primarily to inflation).

          As a result of the above factors, operating income decreased to 20.0% of sales as compared to 22.4% for the like period in 2000.

          Interest expense amounted to $5,129,000 for the second quarter of 2001 compared to $5,689,000 for the like period in 2000. This decrease is due primarily to the reduction of debt from $204,358,000 at May 31, 2000 to $181,788,000 at May 31, 2001.

Six Months Ended May 31, 2001 Compared With Six Months
------------------------------------------------------
Ended May 31, 2000
------------------
          During the six month period ended May 31, 2001, net sales increased 2.5% to $87,847,000 compared to $85,687,000 for the like period in 2000. In management's opinion, this increase is due primarily to new products introduced in the last twelve months.

          Gross profit expressed as a percentage of sales increased to 49.9% for the six months ended May 31, 2001, compared to 49.2% for the like period in 2000 due primarily to productivity improvements from the process re-engineering project.

          Selling, general and administrative expenses expressed as a percentage of sales increased to 32.6% for the period compared with 29.0% for the like period in 2000 due primarily to costs incurred of $1,350,000 for the process re-engineering project, $175,000 for the settlement of a legal case, approximately $1,100,000 for additional advertising and sales promotion expenses in connection with several programs designed to increase revenue for the remainder of the year, and $750,000 for administrative salaries (including $140,000 for severance payments in connection with the process re-engineering initiative; $260,000 for salaries of executives hired in the second half of fiscal 2000; and $350,000 for with the fiscal 2001 management incentive program).

          As a result of the above factors, operating income decreased to 17.3% of sales as compared to 20.2% for the like period in 2000.

          Interest expense amounted to $10,391,000 for the six months ended May 31, 2001 compared to $11,413,000 for the like period in 2000. This decrease is due primarily to the reduction in debt from $204,358,000 at May 31, 2000 to $181,788,000 at May 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
          During the six month period ended May 31, 2001, operating activities provided cash flow of $7,675,000. This was comprised principally of net income, depreciation and amortization, decreases in inventory and prepaid expenses, and increases in accounts payable and accrued expenses(collectively aggregating $8,933,000), net of increases in accounts receivable of $930,000.

          Net cash used in investing activities amounted to $4,943,000 and was used to finance capital expenditures of $1,723,000 and payments associated with licensing certain intellectual property rights.

          The net cash used in financing activities of $4,799,000 consisted of proceeds from the Revolving Credit Facility of $14,000,000 less principal payments on the Senior Credit Facility of $18,799,000 .

          Prior to the Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

          Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of May 31, 2001, the Company had cash of approximately $2.8 million and total indebtedness of $181.8 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2000 Annual Report on Form 10-K.

          The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $.5 million on May 31, 2001. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

OTHER MATTERS:
--------------
          This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally; levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.


          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK
            =======================================================


          The Company does not have any material risk-sensitive investments.

                          PART II - OTHER INFORMATION
                          ===========================

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -

          (a) The Company held its annual meeting of stockholders on April 24, 2001.

          (b) The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II, Mark Williamson, T. Tracy Bilbrough, Daniel DalleMolle and Michael Froy.

          (c) The following table shows the votes that were cast with respect to the election of directors:

          Nominee                Votes in Favor      Votes Withheld
          -------                --------------      --------------

          Robert Jaunich II      7,029,606           14,976

          Mark Williamson        7,029,616           14,966

          T. Tracy Bilbrough     7,029,443           15,139

          Daniel DalleMolle      7,029,656           14,926

          Michael Froy           7,029,651           14,931



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

                                  JUNO LIGHTING, INC.




                                  By:  George J. Bilek
                                     ---------------------------------------
                                     George J. Bilek, Vice President Finance
                                     (Principal Financial Officer and Duly
                                      Authorized Officer of the Registrant)

Dated:     July 12, 2001