Form 10-Q
period 2001-08-31
JUNO LIGHTING INC
filed 2001-10-12
CIK 723888

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                August 31, 2001
For the quarterly period ended ...........................................

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


There were 2,500,389 shares of common stock outstanding as of September 30, 2001.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================

                                                       (In Thousands)
                                                    August 31,    November 30,
      ASSETS                                          2001            2000
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $     622       $   4,817
   Accounts receivable, less allowance for
      doubtful accounts of $1,084 and $1,151          31,718          26,527
   Inventories, net                                   23,394          24,208
   Prepaid expenses and miscellaneous                  3,241           3,904
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS              58,975          59,456
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $25,347 and $22,091                              44,634          45,367
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,926 and $1,782                                7,958           3,970
   Deferred financing costs, net of accumulated
      amortization of $2,798 and $1,822                7,545           8,521
   Miscellaneous                                       3,333             120
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                18,836          12,611
                                                   ----------      ----------
                                                   $ 122,445       $ 117,434
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   9,573       $   9,215
   Accrued liabilities                                14,341          16,255
   Short-term borrowings                               6,650               -
   Current maturities of long-term debt                4,175           3,892
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES         34,739          29,362
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES               178,031         184,840
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500         127,058         119,730
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,500,389 and 2,443,248                       2               2
   Paid-in-capital                                       474             319
   Accumulated other comprehensive loss                 (751)           (762)
   Accumulated deficit                              (217,108)       (216,057)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT               (90,325)        (96,768)
                                                   ----------      ----------
                                                   $ 122,445       $ 117,434
                                                   ==========      ==========

                     (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                     August 31,   August 31,
                                                       2001          2000
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   46,404    $   44,611

COST OF SALES                                           22,401        22,715
                                                    -----------   -----------
      Gross profit                                      24,003        21,896

SELLING, GENERAL AND ADMINISTRATIVE                     13,908        13,227
                                                    -----------   -----------
      Operating income                                  10,095         8,669
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                     (4,921)       (5,661)

   Interest and dividend income                             24            77

   Miscellaneous                                            10           (15)
                                                    -----------   -----------
      Total other income (expense)                      (4,887)       (5,599)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                            5,208         3,070

TAXES ON INCOME                                          2,039         1,176
                                                    -----------   -----------
NET INCOME                                               3,169         1,894

LESS: PREFERRED DIVIDENDS                                2,491         2,295
                                                    -----------   -----------
NET INCOME (LOSS) AVAILABLE TO
      COMMON SHAREHOLDERS                           $      678    $     (401)
                                                    ===========   ===========

NET INCOME (LOSS) PER COMMON SHARE
     (BASIC AND DILUTED)                                 $ .27        $ (.16)
                                                         ======         =====


                     (See Notes To Consolidated Financial Statements)

                      JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Nine Months Ended
                                                   --------------------------
                                                     August 31,   August 31,
                                                       2001          2000
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $  134,251    $  130,298

COST OF SALES                                           66,386        66,226
                                                    -----------   -----------
      Gross profit                                      67,865        64,072

SELLING, GENERAL AND ADMINISTRATIVE                     42,541        38,095
                                                    -----------   -----------
      Operating income                                  25,324        25,977
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                    (15,313)      (17,075)

   Interest and dividend income                             93           222

   Miscellaneous                                            46            40
                                                    -----------   -----------
      Total other income (expense)                     (15,174)      (16,813)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                           10,150         9,164

TAXES ON INCOME                                          3,873         3,458
                                                    -----------   -----------
NET INCOME                                               6,277         5,706

LESS: PREFERRED DIVIDENDS                                7,328         6,750
                                                    -----------   -----------
NET LOSS AVAILABLE TO
      COMMON SHAREHOLDERS                           $   (1,051)   $   (1,044)
                                                    ===========   ===========

NET LOSS PER COMMON SHARE
      (BASIC AND DILUTED)                               $ (.42)     $  (.43)
                                                         ======         =====

                     (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
             =======================================================

                                                             (In Thousands)
                                                            Nine Months Ended
                                                            August 31, 2001
                                                            ----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                      $  (216,057)

PREFERRED DIVIDEND                                                 (7,328)

NET INCOME, nine months ended
      August 31, 2001                                               6,277
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $ (217,108)
                                                               ==========






                     (See Notes To Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Nine Months Ended
                                                  ---------------------------
                                                   August 31,     August 31,
                                                      2001            2000
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES:

    Net income                                    $    6,277       $  5,706
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization               4,468          4,711
           Deferred compensation                          54              -
       Changes in operating assets and liabilities:
           (Increase) in accounts
              receivable                              (4,438)        (1,221)
           Decrease in inventory                       1,961          3,582
           Decrease (increase)in prepaid expenses        690            (67)
           (Increase)decrease in other assets           (212)            36
           (Decrease) in accounts
              payable and accrued liabilities         (1,814)        (3,796)
           (Decrease) increase in deferred
              income taxes                              (351)           453
                                                  ----------       ---------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                               6,635          9,404
                                                  ----------       ---------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                              (2,327)        (2,089)
    License - lighting technology                     (3,220)             -
    Purchase of assets through acquisition            (1,889)             -
    Purchase of goodwill through acquisition          (3,982)             -
                                                  ----------       ---------
NET CASH USED IN
    INVESTING ACTIVITIES                             (11,418)        (2,089)
                                                  ----------       ---------

                     (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                         Nine Months Ended
                                                   ---------------------------
                                                   August 31,      August 31,
                                                      2001            2000
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS (USED IN) FINANCING
    ACTIVITIES:

    Proceeds from bank debt                            26,000          4,250
    Proceeds from bank debt for acquisition             5,900              -
    Proceeds from sale of common stock
        through employee purchase plan                    155            159
    Principal payments on long-term debt
        and bank debt                                 (31,467)       (17,952)
                                                   ----------     -----------

NET CASH PROVIDED BY (USED IN) FINANCING
    ACTIVITIES                                            588        (13,543)
                                                   ----------     -----------
NET (DECREASE) IN CASH                                 (4,195)        (6,228)


CASH AT BEGINNING OF PERIOD                             4,817          8,632
                                                   ----------     -----------

CASH AT END OF PERIOD                              $      622     $    2,404
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                    $  19,517      $  23,063
        Income taxes                                    2,244          2,073



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

INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                             August 31,          November 30,
                                                 2001               2000
                                             ------------       ------------
          Finished goods                     $    11,022        $    11,520
          Raw materials                           12,372             12,688
                                             ------------       ------------
                                             $    23,394        $    24,208
                                             ============       ============
LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
                                                    (In Thousands)
                                                 August 31,    November 30,
                                                    2001          2000
                                                 ----------    -----------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%         $  22,143      $ 26,087
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%            34,019         36,293
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $778
   and $823, respectively                           124,222        124,177
                                                   --------       --------
                                                    180,384        186,557
Less current maturities                               4,175          3,892
                                                   --------       --------
Total long-term debt                               $176,209       $182,665
                                                   ========       ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At August 31, 2001 the nominal interest rates for Term Loan A and Term Loan B were 6.36% and 6.86%, respectively.
Term Loan A and Term Loan B are each payable in separate quarterly installments.

The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at August 31, 2001 and November 30, 2000 were $6,650,000 and $0 respectively. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The Secured Credit Agreement requires the Company to maintain certain financial ratios, as defined therein.

          The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2002 - $4,252,000; 2003 - $5,556,000; 2004 - $5,556,000; 2005 - $6,861,000; 2006 - $31,875,000.

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

NET INCOME (LOSS) PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
                                               August 31,        August 31,
                                                  2001               2000
                                                ----------        ----------
     3 months ended
               Basic                            2,492,770         2,435,468
               Diluted                          2,492,770         2,435,468

     9 months ended
               Basic                            2,476,390         2,421,463
               Diluted                          2,476,390         2,421,463

COMPREHENSIVE INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                               Three Months Ended         Nine Months Ended
                            August 31,   August 31     August 31, August 31,
                               2001         2000          2001      2000
                             -------      -------       -------    -------
Net income                   $ 3,169      $ 1,894       $ 6,277    $ 5,706
Foreign currency
  translation adjustment         (41)          84            11        (70)
                             -------      --------      -------    -------
     Comprehensive income    $ 3,128      $ 1,978       $ 6,288    $ 5,636
                             =======      ========      =======    =======

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                 August 31,     November 30,
                                                     2001          2000
                                                    ------     ------------

Foreign currency translation adjustment            $ (751)       $ (762)
                                                    ------        ------
     Accumulated other comprehensive loss          $ (751)       $ (762)
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

                                           For the Three Months Ended August 31, 2001
                                           ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $38,671   $   36,060     $     2,949   $   (31,276) $     46,404
Cost of sales              30,341       22,258           2,096       (32,294)       22,401
                          --------  ------------  -------------  ------------  ------------
Gross profit                8,330       13,802             853         1,018        24,003
Selling, general and
  administrative            7,799        5,573             509            27        13,908
                          --------  ------------  -------------  ------------  ------------
Operating income              531        8,229             344           991        10,095
Other (expense) income     (4,845)          (3)            (39)            -        (4,887)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income          (4,314)       8,226             305           991         5,208
Taxes on income            (1,352)       3,255             138            (2)        2,039
                          --------  ------------  -------------  ------------  ------------
Net (loss) income          (2,962)       4,971             167           993         3,169
Less: preferred
  dividends                (2,491)           -               -             -        (2,491)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $(5,453)  $    4,971     $       167   $       993   $       678
                          ========  ============  =============  ============  ===========

                                        For the Three Months Ended August 31, 2000
                                        ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 36,699      $ 38,348        $ 2,910      $(33,346)     $ 44,611
Cost of sales               26,609        22,627          2,458       (28,979)       22,715
                          --------  ------------  -------------  ------------  ------------
Gross profit                10,090        15,721            452        (4,367)       21,896
Selling, general and
  administrative             7,275         5,468            456            27        13,226
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)      2,815        10,253            ( 4)       (4,394)        8,670
Other (expense)income       (5,534)          (31)           (35)           -         (5,600)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before taxes
  on income                 (2,719)       10,222           ( 39)       (4,394)        3,070
Taxes on income             (2,617)        3,809           ( 15)           (1)        1,176
                          --------  ------------  -------------  ------------  ------------
Net (loss) income             (102)        6,413           ( 24)       (4,393)        1,894
Less: preferred dividends   (2,295)            -              -             -        (2,295)
                          --------- ------------  -------------  ------------  ------------
Net (loss) income available
   to common shareholders $ (2,397)      $ 6,413        $  ( 24)     $ (4,393)     $   (401)
                          ========   ===========   ============   ============   ===========

                                         For the Nine Months Ended August 31, 2001
                                         ----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $111,382   $ 109,158    $     7,939     $ (94,228)   $   134,251
Cost of sales               90,285      66,127          6,279       (96,305)        66,386
                          --------   -----------  -------------   -----------   -----------
Gross profit                21,097      43,031          1,660         2,077         67,865
Selling, general and
  administrative            22,772      18,251          1,436            82         42,541
                          --------   -----------  -------------   -----------   -----------
Operating (loss) income     (1,675)     24,780            224         1,995         25,324
Other income(expense)       49,584          (3)          (104)      (64,651)       (15,174)
                          --------   -----------  -------------   -----------   -----------
Income (loss) before taxes
  on income                 47,909      24,777            120       (62,656)        10,150
Taxes on income             (5,659)      9,480             56            (4)         3,873
                          --------   -----------  -------------   -----------   -----------
Net income (loss)           53,568      15,297             64       (62,652)         6,277
Less: preferred
   dividends                (7,328)                                                 (7,328)
                          --------   -----------  --------------  -----------   -----------
Net income (loss)
   available to
   common shareholders    $ 46,240   $  15,297    $        64     $ (62,652)   $    (1,051)
                          ========   ===========  =============   ===========   ===========

                                         For the Nine Months Ended August 31, 2000
                                        -----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $105,580      $106,094        $ 7,834      $(89,210)     $130,298
Cost of sales               80,865        66,237          6,667       (87,543)       66,226
                          --------  ------------  -------------  ------------  ------------
Gross profit                24,715        39,857          1,167        (1,667)       64,072
Selling, general and
  administrative            20,962        15,568          1,482            83        38,095
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)      3,753        24,289           (315)       (1,750)       25,977
Other (expense) income     (16,719)            6           (100)            -       (16,813)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before taxes
  on income                (12,966)       24,295           (415)       (1,750)        9,164
Taxes on income             (5,118)        8,760           (180)           (4)        3,458
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (7,848)       15,535           (235)       (1,746)        5,706
Less: preferred
   dividends                (6,750)            -              -             -        (6,750)
                          --------  ------------  --------------  -----------  ------------
Net (loss) income
   available to
   common shareholders    $(14,598)     $ 15,535         $ (235)     $ (1,746)     $ (1,044)
                          ========   ===========  =============   ===========   ===========

                                                    August 31, 2001
                                                    ---------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $    689 $       (384) $        101   $        216   $       622
Accounts receivable, net      31,631       30,300         2,391        (32,604)       31,718
Inventories, net              17,882       12,285         2,215         (8,988)       23,394
Other current assets           2,543          489           209              -         3,241
                            --------  -----------   ------------   ------------  ------------
    Total current assets      52,745       42,690         4,916        (41,376)       58,975
Property and equipment        10,847       56,740         2,770           (376)       69,981
Less accumulated depreciation  3,165       21,870           586           (274)       25,347
                            --------  -----------   ------------   ------------  ------------
    Net property and equipment 7,682       34,870         2,184           (102)       44,634
Other assets                  74,478          143         5,999        (61,784)       18,836
                            --------  -----------   ------------   ------------  ------------
                            $134,905   $   77,703   $    13,099    $  (103,262)  $   122,445
Total assets                ========  ===========   ============   ============  ============

Current liabilities         $ 43,597   $   15,393   $     8,138    $   (32,389)  $    34,739
Other liabilities            177,960            -         2,125         (2,054)      178,031
                            --------  -----------   ------------    -----------  ------------
Total liabilities            221,557       15,393        10,263        (34,443)      212,770
Total stockholders'
  (deficit) equity           (86,652)      62,310         2,836        (68,819)      (90,325)
                            --------  -----------   ------------   ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                 $134,905   $   77,703   $    13,099    $  (103,262) $    122,445
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
                              ========  ===========   ============   ============  ============




                                              For the Nine Months Ended August 31, 2001
                                              ----------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by (used
  in) operating activities $  5,519   $       860   $        64    $       192   $     6,635
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures         (340)       (1,983)           (4)                      (2,327)
  License - lighting
   technology                (3,220)                                                  (3,220)
  Purchase of assets
    through acquisition                                  (1,889)                      (1,889)
  Purchase of goodwill
     through acquisition                                 (3,982)                      (3,982)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities      (3,560)       (1,983)       (5,875)                     (11,418)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt    26,000                                                   26,000
  Proceeds from bank debt
    for acquisition                                       5,900                        5,900
  Proceeds from sale of common
    stock through employee
   stock purchase plan          155                                                      155
  Principal payments on
    long term debt          (31,467)                        (23)            23       (31,467)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
    provided by financing
    activities               (5,312)            -         5,877             23           588
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                   (3,353)       (1,123)           66            215        (4,195)
Cash at beginning of period   4,042           739            36                        4,817
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $    689   $      (384)  $       102    $       215   $       622
                           =========  ============  =============  ============  ============


                                            For the Nine Months Ended August 31, 2000
                                            -----------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by (used in)
  operating activities         $11,140      $ (1,753)      $     64       $   (47)     $  9,404
                              ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities
  Capital expenditures          (1,174)         (898)           (17)            -        (2,089)
                              ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities         (1,174)         (898)           (17)            -        (2,089)
                              ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities
  Proceeds from bank debt        4,250             -              -             -         4,250
  Principal payments on
    long term debt             (17,952)            -            (21)           21       (17,952)
  Other financing activities       159             -              -             -           159
                             ---------  ------------  -------------  ------------  ------------
Net cash (used in) provided
   by financing activities     (13,543)            -            (21)           21       (13,543)
                             ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                      (3,577)       (2,651)            26           (26)       (6,228)
Cash at beginning of period      5,747         2,828             27            30         8,632
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period         $  2,170      $    177       $     53       $     4       $ 2,404
                             =========  ============  =============  ============  ============

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
            =========================================================

RESULTS OF OPERATIONS:
----------------------

Three Months Ended August 31, 2001 Compared With Three Months
-------------------------------------------------------------
Ended August 31, 2000
---------------------
          Net sales for the quarter ended August 31, 2001 were $46,404,000 compared to third quarter 2000 sales of $44,611,000. As a result of general volume increases and new product introductions during the last year, the Company's Juno Lighting division reported a sales increase of 6.6% compared to the third quarter of 2000. However, this increase was offset by a decrease in sales of 6.0% versus the same period of a year ago at the Indy Lighting division due to slowness in some of their end markets.

          Gross profit expressed as a percentage of net sales increased to 51.7% for the quarter, compared to 49.1% for the like period in 2000 due primarily to the effects of process re-engineering initiatives. Improvements were realized in material, labor and manufacturing overhead as a percentage of net sales.

          Selling, general and administrative expenses expressed as a percentage of sales increased to 30.0% for the third quarter of 2001 compared with 29.6% for the like period in 2000 due primarily to costs incurred of $546,000 for additional promotion expenses in connection with several programs designed to increase revenues for the remainder of the year.

          As a result of the above factors, operating income increased to 21.8% of sales as compared to 19.4% for the like period in 2000.

          Interest expense amounted to $4,921,000 for the third quarter of 2001 compared to $5,661,000 for the like period in 2000. This decrease is due to the reduction of debt from $196,461,000 at August 31, 2000 to $187,034,000 at August 31, 2001 and reductions in interest rates on the Company's floating rate debt.

Nine Months Ended August 31, 2001 Compared With Nine Months
---------------------------------------------------------
Ended August 31, 2000
---------------------
          During the nine month period ended August 31, 2001, net sales increased 3.0% to $134,251,000 compared to $130,298,000 for the like period in 2000. In management's opinion, this increase is due primarily to new products introduced in the last twelve months.

          Gross profit expressed as a percentage of sales increased to 50.6% for the nine months ended August 31, 2001, compared to 49.2% for the like period in 2000 due primarily to productivity improvements from the process re-engineering project.

          Selling, general and administrative expenses expressed as a percentage of sales increased to 31.7% for the period compared with 29.2% for the like period in 2000 due primarily to costs incurred of approximately $1,350,000 for the process re-engineering project, $175,000 for the settlement of a legal case, approximately $1,800,000 for additional promotion expenses in connection with several programs designed to increase revenue for the remainder of the year, and $850,000 for administrative salaries (including $140,000 for severance payments; $260,000 for salaries of executives hired in the second half of fiscal 2000; and $450,000 for the fiscal 2001 management incentive program).

          As a result of the above factors, operating income decreased to 18.9% of sales as compared to 19.9% for the like period in 2000.

          Interest expense amounted to $15,313,000 for the nine months ended August 31, 2001 compared to $17,075,000 for the like period in 2000. This decrease is due to the reduction in debt from $196,461,000 at August 31, 2000 to $187,034,000 at August 31, 2001 and reductions in interest rates on the Company's floating rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
          During the nine month period ended August 31, 2001, operating activities provided cash flow of $6,635,000. This was comprised principally of net income, depreciation and amortization, decreases in inventory and prepaid expenses,(collectively aggregating $13,396,000), net of increases in accounts receivable and decreases in accounts payable and accrued liabilities of $6,252,000.

          Net cash used in investing activities amounted to $11,418,000 and was used to finance capital expenditures of $2,327,000, and make payments associated with licensing certain intellectual property rights. In addition, on August 28, 2001 the Company purchased the net assets of Acculite Manufacturing, a manufacturer and marketer of HID (High Intensity Discharge) lighting fixtures for commercial and industrial use for $5,900,000 in cash. The acquisition was financed using the Company's existing Senior Credit Facility. The purchase agreement calls for an additional payment of up to approximately $1,305,000, due at the end of the first twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $1,889,000 and goodwill of $3,982,000.

          The net cash provided from financing activities of $588,000 consisted primarily of proceeds from the Revolving Credit Facility of $31,900,000 less principal payments on the Senior Credit Facility of $31,467,000 .

          Prior to the Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

          Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of August 31, 2001, the Company had cash of approximately $.6 million and total indebtedness of $187.0 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2000 Annual Report on Form 10-K.

          The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $6.65 million on August 31, 2001. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the notes, or to make necessary capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

In June 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS141") and SFAS 142, "Goodwill and other Intangible Assets". The Company plans to adopt these standards in the first quarter of fiscal 2002. Management has considered these standards and does not expect the effects of these standards on the financial statements to be significant.

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK
            =======================================================


          In August 2001, the Company entered into a fixed to floating interest rate swap with Bank of America for a notional amount of $45,000,000. The terms of the swap call for the Company to receive a fixed rate of 5.85% and pay six month LIBOR in return through November 2009. The effects of the swap are not material to the financial statements as of August 31, 2001.


                          PART II - OTHER INFORMATION
                          ===========================

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   (a)  Exhibits

          10.5(b) Second Amendment to Credit Agreement, dated as of August 27, 2001, to the Credit Agreement, dated as of June 29, 1999 among Juno Lighting, Inc., Bank of America, N.A., Credit Suisse First Boston and certain other lenders party thereto.

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




Dated:     October 12, 2001

                                                               EXHIBIT 10.5(b)

                       SECOND AMENDMENT TO CREDIT AGREEMENT


     THIS SECOND AMENDMENT TO CREDIT AGREEMENT (this "Amendment"), dated as of August 27, 2001, among JUNO LIGHTING, INC., a Delaware corporation (the "Company"), JUNO LIGHTING, LTD., an Ontario, Canada corporation (the "Canadian Borrower"), the lenders party to the Credit Agreement referred to below (the "Lenders"), BANK OF AMERICA, N.A., as administrative agent (the "Administrative Agent") for the Lenders, and CREDIT SUISSE FIRST BOSTON, as syndication agent for the Lenders (the "Syndication Agent", together with the Administrative Agent, being hereinafter referred to collectively as the "Agents").

                    PRELIMINARY STATEMENTS:
     (1) The Company, the Lenders and the Agents have entered into a Credit Agreement dated as of June 29, 1999, as amended by a First Amendment to Credit Agreement dated as of June 30, 2000 (said Credit Agreement as so amended being hereinafter referred to as the "Credit Agreement"; the terms defined therein being used herein as therein defined unless otherwise defined herein).
     (2) The Company desires to create a revolving credit facility under the Credit Agreement in favor of the Canadian Borrower in an aggregate principal amount not to exceed U.S. $8,000,000 at any time outstanding.
     (3) The Required Lenders and the Required Revolving Credit Lenders are, on the terms and conditions stated below, willing to amend the Credit Agreement as hereinafter set forth.

     SECTION 1. Amendments to Credit Agreement. The Credit Agreement is, effective as of the date hereof and subject to the satisfaction of the conditions of effectiveness set forth in Section 3 hereof, hereby amended as follows:

(a) Section 1.1. The following defined terms in Section 1.1 are amended in full to read as follows:

     The defined term "Material Subsidiary" is amended in full to read as follows:

     ""Material Subsidiary" means any Subsidiary that would be a "significant subsidiary" as defined in Article 1, Rule 1-02 of Regulation S-X, promulgated pursuant to the Securities Act, as such Regulation is in effect on the date hereof. For purposes of this Agreement, the Canadian Borrower shall be deemed to be a Material Subsidiary."

     The defined term "Notes" is amended in full to read as follows:

     ""Notes" means the collective reference to the Revolving Credit Notes, the Canadian Borrower Revolving Credit Notes, the Term Notes and the Swing Line Note."

(b)     Section 2.1 is amended in full to read as follows:

     "Section 2.1 Revolving Credit Commitments. (a) Subject to the terms and conditions hereof, each Revolving Credit Lender severally agrees to make revolving credit loans (each a "Revolving Credit Loan") to the Company or the Canadian Borrower from time to time during the Revolving Credit Commitment Period in an aggregate principal amount at any one time outstanding which, when added to such Revolving Credit Lender's Revolving Credit Commitment Percentage of the sum of (i) the then outstanding L/C Obligations and (ii) the aggregate Swing Line Loans then outstanding, does not exceed the amount of such Revolving Credit Lender's Revolving Credit Commitment; provided, however,

                                                               EXHIBIT 10.5(b)
that the Aggregate Outstanding Revolving Credit shall not at any time exceed the Revolving Credit Commitments; provided, further that the aggregate Revolving Credit Loans made to the Canadian Borrower shall not exceed $8,000,000 at any time outstanding. During the Revolving Credit Commitment Period, the Company and the Canadian Borrower may use the Revolving Credit Commitments by borrowing, prepaying and reborrowing the Revolving Credit Loans in whole or in part, all in accordance with the terms and conditions hereof.

     (b) The Revolving Credit Loans may from time to time be (i) Eurodollar Loans, (ii) Base Rate Loans, or (iii) a combination thereof, as determined by the Company and notified to the Administrative Agent in accordance with Sections 2.2 and 4.4, provided that no Revolving Credit Loan shall be made as a Eurodollar Loan after the day that is one month prior to the Revolving Credit Termination Date.

     (c) The parties hereto agree that the provisions of Schedule 2 shall be a part of this Agreement and are hereby incorporated by reference. The terms "Canadian Acquisition", "Canadian Borrower", "Canadian Borrower Obligations" and "Canadian Borrower Revolving Credit Note" shall have the meanings assigned to them in Schedule 2."

(c) Section 2.2 is amended by replacing the term Company in the first line thereof with the phrase "Company or Canadian Borrower". Section 2.2 is also amended by amending and restating the last two sentences thereof to read as follows:

"Each Revolving Credit Lender will make the amount of its pro rata share of each borrowing available to the Administrative Agent for the account of the Company or the Canadian Borrower, as the case may be, at the office of the Administrative Agent specified in Section 11.2 prior to 1:00 P.M., (Charlotte, North Carolina time), on the Borrowing Date requested by the Company in funds immediately available to the Administrative Agent in Dollars. Such borrowing will then be made available to the Company or the Canadian Borrower, as the case may be, by the Administrative Agent crediting the account of the Company (or the Canadian Borrower, as appropriate) on the books of such office (or such other account as may be designated by the Company and as may be acceptable to the Administrative Agent) with the aggregate of the amounts made available to the Administrative Agent by the Lenders and in like funds as received by the Administrative Agent."

(d) The first sentence of Section 4.8(b) is amended to replace the term "Company" with the term "Loan Parties".

(e) Section 4.8 is amended by adding thereto a new paragraph (c) to read as follows:

     "(c)     For purposes of the Interest Act (Canada), whenever any interest or fee under this Agreement is calculated using a rate based on a year of 360 days or 365 days, as the case may be, the rate determined pursuant to such calculation, when expressed as an annual rate, is equivalent to (x) the applicable rate based on a year of 360 days or 365 days, as the case may be,
(y) multiplied by the actual number of days in the calendar year in which the period for which such interest or fee is payable (or compounded) ends, and (z) divided by 360 or 365, as the case may be."

(f) The term "Company" in paragraphs (a) and (b) of Section 4.9 is amended to read "Loan Parties".

(g)     Section 4.13 is amended in full to read as follows:

                                                               EXHIBIT 10.5(b)
     "4.13.     Taxes.  (a) Any and all payments by the Company and the
Canadian Borrower to or for the account of any Lender or the Administrative Agent hereunder or under any other Loan Document shall be made free and clear of and without deduction for any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, imposed by the United States, any political subdivision thereof, or any other jurisdiction from which a payment under the Loan Documents is made by or on behalf of the Company or the Canadian Borrower, excluding, in the case of each Lender and the Administrative Agent, taxes imposed on its income and franchise taxes imposed on it (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If the Company or the Canadian Borrower shall be required by any Requirement of Law to deduct any Taxes from or in respect of any sum payable under this Agreement or any other Loan Document to any Lender or the Administrative Agent, (i) the sum payable shall be increased as necessary so that after making all required deductions such Lender or the Administrative Agent receives an amount equal on an after tax basis to the sum it would have received had no such deductions been made,
(ii) the Company or the Canadian Borrower (as applicable) shall make such deductions, (iii) the Company or the Canadian Borrower (as applicable) shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law and (iv) the Company or the Canadian Borrower (as applicable) shall furnish to the Administrative Agent, at its address referred to in Section 11.2, the original or a certified copy of a receipt evidencing payment thereof.

     (b) In addition, the Company and the Canadian Borrower agree to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under this Agreement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

     (c) The Company and the Canadian Borrower agree to indemnify each Lender and the Administrative Agent for the full amount of Taxes and Other Taxes (including any Taxes or Other Taxes imposed or asserted by any jurisdiction on amounts payable under this Section 4.13) imposed on or paid by such Lender or the Administrative Agent (as the case may be) and any liability (including penalties, interest, and expenses) arising therefrom or with respect thereto.

     (d) Each Lender organized under the laws of a jurisdiction outside the United States, on or prior to the date of its execution and delivery of this Agreement in the case of each Lender listed on the signature pages hereof and on or prior to the date on which it becomes a Lender in the case of each other Lender, and from time to time thereafter whenever a lapse in time or change in circumstances renders such forms, certificates or other evidence obsolete or inaccurate in any material respect (but only if and only so long as such Lender remains lawfully able to do so), shall provide the Company and the Administrative Agent with (i) Internal Revenue Service Form 1001 or 4224, as appropriate, or any successor form prescribed by the Internal Revenue Service, certifying that such Lender is entitled to benefits under an income tax treaty to which the United States is a party which eliminates withholding tax on payments of interest or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the United States, (ii) Internal Revenue Service Form W-8BEN or W-8ECI, or any successor form prescribed by the Internal Revenue Service and
(iii) any other form or certificate required by any taxing authority (including any certificate required by Sections 871(h) and 881(c) of the Internal Revenue Code), certifying that such Lender is entitled to an exemption from tax on payments pursuant to this Agreement or any of the other Loan Documents. If a Lender is subsequently unable to deliver any such forms,

                                                               EXHIBIT 10.5(b)
certificates or other evidence, such Lender shall immediately provide the Company with notice thereof. Each Person that becomes a Participant shall furnish all notifications, forms and certificates required hereunder to the Company and to the Lender from which the related participation shall have been purchased.

     (e) For any period with respect to which a Lender has failed to provide the Company and the Administrative Agent with the appropriate form pursuant to Section 4.13(d) (unless such failure is due to a change in treaty, law, or regulation occurring subsequent to the date on which a form originally was required to be provided), such Lender shall not be entitled to indemnification under Section 4.13(a) or 4.13(c) with respect to Taxes or Other Taxes imposed by the United States, any political subdivision thereof, or any jurisdiction from which a payment under the Loan Documents is made by or on behalf of the Company or the Canadian Borrower; provided, however, that should a Lender, which is otherwise exempt from withholding tax, become subject to Taxes because of its failure to deliver a form required hereunder, the Company and the Canadian Borrower shall take such steps as such Lender shall reasonably request to assist such Lender to recover such Taxes.

     (f) Within thirty days after the date of any payment of Taxes or Other Taxes, the Company or the Canadian Borrower (as applicable) shall furnish to the Administrative Agent the original or a certified copy of a receipt evidencing such payment.

     (g) Without prejudice to the survival of any other agreement of the Company and the Canadian Borrower hereunder, the agreements and obligations of the Company and the Canadian Borrower contained in this Section 4.13 shall survive the termination of the Commitments and the payment in full of the Loans and all other amounts payable hereunder.

     (h) If the Company or the Canadian Borrower believes that any Taxes or Other Taxes it has paid or deducted from any payment made hereunder were not correctly or legally asserted, the Lender or the Administrative Agent, as the case may be, on whose behalf such Taxes or Other Taxes were paid or deducted, shall take all reasonable actions requested by the Company or the Canadian Borrower to obtain a refund of such Taxes or Other Taxes at the Company's or the Canadian Borrower's expense. If a Lender or the Administrative Agent shall become aware that it is entitled to receive a refund in respect of Taxes or Other Taxes, it shall promptly notify the Company of the availability of such refund and shall, within thirty days after receipt of a request by the Company pursue or timely claim such refund at the Company's expense. If any Lender or the Administrative Agent receives a refund in respect of any Taxes or Other Taxes for which such Lender or the Administrative Agent has received payment from the Company or the Canadian Borrower hereunder, such Lender or the Administrative Agent shall promptly repay such refund (plus any interest received) to the Company or the Canadian Borrower (but only to the extent of payments made or additional amounts paid by the Company or the Canadian Borrower under Section 4.13(a) or 4.13(c) with respect to the Taxes or Other Taxes giving rise to such refund) within ten days of receipt thereof, provided that the Company and the Canadian Borrower, upon the request of such Lender or the Administrative Agent, agree to return such refund (plus any interest or other charges received) to such Lender or the Administrative Agent in the event such Lender or the Administrative Agent is required to repay such refund to the relevant taxing authority."

(h)     Each reference to the term "Company" in clauses (a) and (b) of
Section 4.14 is amended to read "Company or Canadian Borrower".

                                                               EXHIBIT 10.5(b)
(i) The last two sentences of Section 6.13 are amended in full to read as follows:

     "Neither the Company nor the Canadian Borrower is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock.
If requested by any Lender or the Administrative Agent, the Company and the Canadian Borrower will furnish to the Administrative Agent and each Lender a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in said Regulation U, as the case may be."

(j) The last sentence of Section 6.15 is amended in full to read as follows:
     "Neither the Company nor any of its Subsidiaries is subject to regulation under any Federal, State or foreign statute or regulation (other than Regulation X) which limits its ability to incur Indebtedness."

(k)     The following sentences are added to the end of Section 6.17:
     "The proceeds of the Revolving Credit Loans made to the Canadian Borrower shall be used by the Canadian Borrower to pay the purchase price for the Canadian Acquisition and to finance the working capital needs and general corporate purposes of the Canadian Borrower in the ordinary course of business. Letters of Credit shall be used by the Company for general corporate purposes in the ordinary course of business."

(l)     The phrase "any Subsidiary" at the beginning of clauses (a), (b) and
(d) of Section 8.4 is amended to read "any Subsidiary (other than the Canadian Borrower)".

(m) Section 8.8 is amended by adding the phrase "(by way of Guarantee Obligation or otherwise)" immediately after the phrase "extension of credit".

(n) Section 8.8(e) is amended by deleting the figure "$5,000,000" therein and substituting for such figure the figure "$8,000,000".

(o) Section 9(a) is amended by amending each reference to the term "Company" therein to read "Company or the "Canadian Borrower".

(p) The paragraph in Section 9 beginning with the phrase "then, in any such event," is amended by amending the term "Company" in the second line thereof to read "Company or the Canadian Borrower".

(q)     Sections 11.6(a) is amended in full to read as follows:

     "11.6     Successors and Assigns; Participations and Assignments.  (a)
This Agreement shall be binding upon and inure to the benefit of the Company, the Canadian Borrower, the Lenders, the Agents and their respective successors and assigns, except that neither the Company nor the Canadian Borrower may assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Lender."

(r) Section 11.6(d) is amended by amending the term "Company" in the first line thereof to read "Company and the Canadian Borrower".

(s) Each reference to the term "Company" in the first sentence of Section 11.7(b) is amended to read "Company or the Canadian Borrower".

                                                               EXHIBIT 10.5(b)
(t)     Section 11.16 is amended in full to read as follows:

     "11.16     Usury Savings Clause.  It is the intention of the parties
hereto to comply with applicable usury laws (now or hereafter enacted); accordingly, notwithstanding any provision to the contrary in this Agreement, any Notes, any of the other Loan Documents or any other document related hereto or thereto, in no event shall this Agreement or any such other document require the payment or permit the collection of interest in excess of the maximum amount permitted by such laws. If from any circumstances whatsoever, fulfillment of any provision of this Agreement, any Notes, any of the other Loan Documents or of any other document pertaining hereto or thereto, shall involve transcending the limit of validity prescribed by applicable law for the collection or charging of interest, then, ipso facto, the obligation to be fulfilled shall be reduced to the limit of such validity, and if from any such circumstances the Administrative Agent and the Lenders shall ever receive anything of value as interest or deemed interest by applicable law under this Agreement, any Notes, any of the other Loan Documents or any other document pertaining hereto or otherwise an amount that would exceed the highest lawful rate of interest permitted by applicable law, such amount that would be excessive interest shall be applied to the reduction of the principal amount owing under the Loans or on account of any other indebtedness of the Company or the Canadian Borrower, and not to the payment of interest, or if such excessive interest exceeds the unpaid balance of principal of such indebtedness, such excess shall be refunded to the Company or the Canadian Borrower (as appropriate). In determining whether or not the interest paid or payable with respect to any indebtedness of the Company or the Canadian Borrower to the Administrative Agent and the Lenders, under any specified contingency, exceeds the highest lawful rate, the Company, the Canadian Borrower, the Administrative Agent and the Lenders shall, to the maximum extent permitted by applicable law, (a) characterize any non-principal payment as an expense, fee or premium rather than as interest, (b) exclude voluntary prepayments and the effects thereof, (c) amortize, prorate, allocate and spread the total amount of interest throughout the full term of such indebtedness so that interest thereon does not exceed the maximum amount permitted by applicable law, and/or (d) allocate interest between portions of such indebtedness, to the end that no such portion shall bear interest at a rate greater than that permitted by applicable law."

(u)     Section 11 is amended to read as follows:

     (1) Section 11 is amended by adding thereto a new Section 11.17 to read as follows:

          "11.17  Company Guarantee.

               (a) Guarantee. (i) To induce the Revolving Credit Lenders to make the Revolving Credit Loans to the Canadian Borrower, the Company hereby unconditionally and irrevocably guarantees to the Agents and the Revolving Credit Lenders and their respective successors, permitted transferees and permitted assigns, the prompt and complete payment and performance by the Canadian Borrower when due (whether at the stated maturity, by acceleration or otherwise) of the Canadian Borrower Obligations. The Company further agrees to pay any and all reasonable expenses (including, without limitation, all reasonable fees and disbursements of counsel) which may be paid or incurred by any Agent or any Lender in enforcing, or obtaining advice of counsel in respect of, any rights with respect to, or collecting, any or all of the Canadian Borrower Obligations and/or enforcing any rights with respect to, or collecting against, the Company under this Section 11.17. This Guarantee shall remain in full force and effect until the Canadian Borrower Obligations are paid in full and the Revolving Credit Commitments are terminated, notwithstanding that from time to time prior thereto the Canadian

                                                               EXHIBIT 10.5(b)
 Borrower may be free from any Obligations. For purposes of this Section 11.17, each Revolving Credit Lender shall be hereinafter referred to as a "Lender".

          (ii) No payment or payments made by the Canadian Borrower or any other Person or received or collected by any Agent or any Lender from the Canadian Borrower or any other Person by virtue of any action or proceeding or any set-off or appropriation or application, at any time or from time to time, in reduction of or in payment of the Canadian Borrower Obligations shall be deemed to modify, reduce, release or otherwise affect the liability of the Company under this Section 11.17, which shall, notwithstanding any such payment or payments, remain in full force and effect until the Canadian Borrower Obligations are paid in full and the Commitments are terminated. The Company agrees that whenever, at any time, or from time to time, it shall make any payment to any Agent or any Lender on account of its liability under this
Section 11.17, it will notify the Administrative Agent and such Agent or Lender in writing that such payment is made under this Section 11.17 for such purpose.

               (b) No Subrogation, Contribution, Reimbursement or Indemnity. Notwithstanding anything to the contrary in this Section 11.17, the Company shall not be entitled to be subrogated to any of the rights of any Agent or any Lender against the Canadian Borrower or any other Guarantor or any collateral security or guarantee or right of offset held by any Agent or any Lender for the payment of the Canadian Borrower Obligations, nor shall the Company seek or be entitled to seek any contribution or reimbursement from any other Guarantor in respect of payments made by the Company hereunder, until all amounts owing to the Agents and the Lenders by the Canadian Borrower on account of the Canadian Borrower Obligations are paid in full and the Commitments are terminated. If any amount shall be paid to the Company on account of such subrogation rights at any time when all of the Canadian Borrower Obligations shall not have been paid in full and the Commitments shall not have been terminated, such amount shall be held by the Company in trust for the Agents and the Lenders, segregated from other funds of the Company, and shall, forthwith upon receipt by the Company, be turned over to the Administrative Agent, for the benefit of the Lenders, in the exact form received by the Company (duly indorsed by the Company to the Administrative Agent, if required), to be applied against the Canadian Borrower Obligations, whether matured or unmatured, in such order as the Administrative Agent may determine. The provisions of this subsection shall survive the termination of the guarantee contained in this Section 11.17 and the payment in full of the Canadian Borrower Obligations and the termination of the Commitments.

               (c) Amendments, etc. with respect to the Canadian Borrower Obligations; Waiver of Rights. The Company shall remain obligated hereunder notwithstanding that, without any reservation of rights against the Company, and without notice to or further assent by the Company, any demand for payment of any of the Obligations made by any Agent or any Lender may be rescinded by such Agent or such Lender, and any of the Obligations continued, and the Obligations, or the liability of any other party upon or for any part thereof, or any collateral security or guarantee therefor or right of offset with respect thereto, may, from time to time, in whole or in part, be renewed, extended, amended, restated, modified, accelerated, compromised, waived, surrendered or released by any Agent or any Lender, and this Agreement, the other Loan Documents, and any other documents executed and delivered in connection herewith or therewith may be amended, restated, modified, supplemented or terminated, in whole or in part, as the Administrative Agent (or the relevant Lenders, as the case may be) may deem advisable from time to time, and any collateral security, guarantee or right of offset at any time held by any Agent or any Lender for the payment of the Obligations may be sold, exchanged, waived, surrendered or released. No Agent or Lender nor any

                                                               EXHIBIT 10.5(b)
of their respective Affiliates shall have any obligation to protect, secure, perfect or insure any Lien at any time held by it as security for the Obligations or for the guarantee contained in this Section 11.17 or any property subject thereto. When making any demand hereunder against the Company, any Agent or any Lender may, but shall be under no obligation to, make a similar demand on the Canadian Borrower or any Guarantor, and any failure by any Agent or any Lender to make any such demand or to collect any payments from the Canadian Borrower or any such other Guarantor or any release of the Canadian Borrower or such other Guarantor shall not relieve the Company of its obligations or liabilities under this Section 11.17, and shall not impair or affect the rights and remedies, express or implied, or as a matter of law, of any Agent or any Lender against the Company. For the purposes hereof "demand" shall include the commencement and continuance of any legal proceedings.

               (d) Guarantee Absolute and Unconditional. The Company waives, to the fullest extent permitted by applicable law, any and all notice of the creation, renewal, extension or accrual of any of the Canadian Borrower Obligations and notice of or proof of reliance by any Agent or any Lender upon the guarantee contained in this Section 11.17 or acceptance of the guarantee contained in to this Section 11.17; the Canadian Borrower Obligations, and any of them, shall conclusively be deemed to have been created, contracted or incurred, or renewed, extended, amended or waived, in reliance upon the guarantee contained in this Section 11.17; and all dealings between the Canadian Borrower, on the one hand, and the Agents and the Lenders, on the other hand, shall likewise be conclusively presumed to have been had or consummated in reliance upon the guarantee contained in this Section 11.17. The Company waives, to the fullest extent permitted by applicable law, diligence, presentment, protest, demand for payment and notice of default or nonpayment to or upon the Canadian Borrower with respect to the Canadian Borrower Obligations. The Guarantee contained in this Section 11.17 shall be construed as a continuing, absolute and unconditional guarantee of payment without regard to (a) the validity, regularity or enforceability of this Agreement, any Note, any other Loan Document, any of the Canadian Borrower Obligations or any guarantee or right of offset with respect thereto at any time or from time to time held by any Agent or any Lender, (b) any defense, set-off or counterclaim (other than a defense of payment or performance) which may at any time be available to or be asserted by the Canadian Borrower against any Agent or any Lender or (c) any other circumstance whatsoever (with or without notice to or knowledge of the Canadian Borrower or the Company) which constitutes, or might be construed to constitute, an equitable or legal discharge of the Canadian Borrower for the Canadian Borrower Obligations, or of the Company under the guarantee contained in this Section 11.17, in bankruptcy or in any other instance. When pursuing its rights and remedies hereunder against the Company, any Agent and any Lender may, but shall be under no obligation to, pursue such rights and remedies as it may have against the Canadian Borrower or any other Person or against any guarantee for the Canadian Borrower Obligations or any right of offset with respect thereto, and any failure by any Agent or any Lender to pursue such other rights or remedies or to collect any payments from the Canadian Borrower or any such other Person or to realize upon any such guarantee or to exercise any such right of offset, or any release of the Canadian Borrower or any such other Person or of any such guarantee or right of offset, shall not relieve the Company of any liability hereunder, and shall not impair or affect the rights and remedies, whether express, implied or available as a matter of law, of any Agent or any Lender against the Company. The guarantee contained in this Section 11.17 shall remain in full force and effect and be binding in accordance with and to the extent of its terms upon the Company and its successors, and shall inure to the benefit of the Agents and the Lenders, and their respective successors, permitted transferees and permitted assigns, until all the Canadian Borrower Obligations and the Company's Obligations under this Section 11.17 shall have

                                                               EXHIBIT 10.5(b)
been satisfied by payment in full and the Commitments shall be terminated, notwithstanding that from time to time during the term of this Agreement the Canadian Borrower may be free from any Obligations.

               (e)     Reinstatement.  The Guarantee contained in this Section
11.17 shall continue to be effective, or be reinstated, as the case may be, if at any time payment, or any part thereof, of any of the Canadian Borrower Obligations is rescinded or must otherwise be restored or returned by any Agent or any Lender upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of the Canadian Borrower or upon or as a result of the appointment of a receiver, intervener or conservator of, or trustee or similar officer for, the Canadian Borrower or any substantial part of its property, or otherwise, all as though such payments had not been made."

(v) The Credit Agreement is amended by adding a new Schedule 2 in the form of Annex A to this Amendment.

(w) The Credit Agreement is amended by amending Exhibit A thereof in full to read in the form of Annex B to this Amendment.

(x) The Credit Agreement is amended by adding a new Exhibit B-5 in the form of Annex C to this Amendment.

(y) The Canadian Borrower is hereby made a party to the Credit Agreement and agrees to pay and perform when due the obligations of the Canadian Borrower specified therein (after giving effect to this Amendment).

     SECTION 2. Amendment to Guarantee and Collateral Agreement. Each of the Lenders party hereto hereby consents to the execution and delivery by the Administrative Agent of the First Amendment to Guarantee and Collateral Agreement, in substantially the form of Exhibit A hereto (the "First Amendment to Guarantee and Collateral Agreement").

     SECTION 3. Conditions of Effectiveness. This Amendment shall become effective (the "Amendment Effective Date") when, and only when, on or before August 31, 2001, the Administrative Agent shall have received counterparts of this Amendment executed by the Company, all of the Required Lenders and the Required Revolving Credit Lenders or, as to any of the Lenders, advice satisfactory to the Administrative Agent that such Lenders have executed this Amendment, and Section 1 hereof shall become effective when, and only when, on or before August 31, 2001, the Administrative Agent shall have additionally received all of the following documents, each document (unless otherwise indicated) being dated the date of receipt thereof by the Administrative Agent (which date shall be the same for all such documents), in form and substance satisfactory to the Administrative Agent:

     (a) This Amendment, executed and delivered by an authorized officer of the Company and an authorized officer of the Canadian Borrower, with a counterpart for each Required Lender and Required Revolving Credit Lender.

     (b) For the account of each of the Revolving Credit Lenders, a Canadian Borrower Revolving Credit Note conforming to the requirements of
Section 3.1(d) of Schedule 2 to the Credit Agreement and executed and delivered by a duly authorized officer of the Canadian Borrower.

     (c) The First Amendment to Guarantee and Collateral Agreement, executed and delivered by a duly authorized officer of each Loan Party (other than the Canadian Borrower).

                                                               EXHIBIT 10.5(b)
     (d)     Each of the following executed legal opinions:

            (i) the legal opinion of Sonnenschein, Nath & Rosenthal, counsel to the Company and its Subsidiaries, substantially in the form of Exhibit B-1 hereto;

            (ii) the legal opinion of Aird & Berlis, special Canadian counsel to the Canadian Borrower, substantially in the form of Exhibit B-2 hereto; and

            (iii) each legal opinion, if any, delivered in connection with the Canadian Acquisition Agreement, accompanied by a reliance letter (or the equivalent thereof) in favor of the Agents and the Lenders.

     Each such legal opinion shall cover such other matters incident to the transactions contemplated by this Agreement as the Administrative Agent may reasonably require.

     (e) A certificate of each Loan Party, dated the date hereof, substantially in the form of Exhibit C hereto, with appropriate insertions and attachments.

     (f) A copy of the Canadian Acquisition Agreement certified by the Canadian Borrower.

     (g) The certificate required by clause (a) of the definition of "Permitted Acquisition" in the Credit Agreement with respect to the Canadian Acquisition.

     (h) Such other certificates, documents, instruments, and agreements as the Administrative Agent may reasonably request.

     For purposes of this Amendment, this Amendment, the Canadian Borrower Revolving Credit Notes and the First Amendment to Guarantee and Collateral Agreement are hereinafter referred to collectively as the "Amendment Documents."

     SECTION 4. Representations and Warranties of the Company. The Company represents and warrants to the Agents and the Lenders as follows:

     (a) Each Loan Party is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization.

     (b) The execution, delivery and performance by each of the Loan Parties of the Amendment Documents and the Loan Documents, as amended hereby, to which it is or is to be a party are within such Loan Party's corporate powers, have been duly authorized by all necessary corporate action and do not violate, contravene or create a default or event of default under such Loan Party's charter or by-laws (or other organizational documents), any Requirement of Law or any Contractual Obligation binding on or affecting such Loan Party, or result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, Lien, security interest or other charge, encumbrance or preferential arrangement of any nature (other than pursuant to the Security Documents) upon or with respect to any of the properties now owned or hereafter acquired by such Loan Party.

     (c) No authorization, approval or other action by, and no notice to or filing with, any Governmental Authority is required for (i) the due execution, delivery and performance by any of the Loan Parties of the Amendment Documents or any of the Loan Documents, as amended hereby, to which any Loan Party is or is to be a party, or (ii) the execution, delivery, and

                                                               EXHIBIT 10.5(b)
performance by the Canadian Borrower of the Canadian Acquisition Agreement (as defined in the Credit Agreement, after giving effect to this Amendment) or the consummation of the Canadian Acquisition (as defined in the Credit Agreement, after giving effect to this Amendment).

     (d) Each Amendment Document to which a Loan Party is a party has been duly executed and delivered by such Loan Party. The Amendment Documents and each of the other Loan Documents, as amended hereby, to which any of the Loan Parties is a party constitute legal, valid and binding obligations of each of the Loan Parties enforceable against each of the Loan Parties in accordance with their respective terms.

     (e) The Security Documents create valid and perfected first priority security interests and liens in and to the Collateral (except for Liens expressly permitted by the Credit Agreement) covered thereby enforceable against all third parties in all jurisdictions and secure the payment and performance of the Obligations in accordance with the terms thereof; and the execution, delivery and performance of the Amendment Documents do not adversely affect the aforesaid security interests and liens of such Security Documents.

     (f) The Consolidated and consolidating balance sheets of the Company and its Subsidiaries as at November 30, 2000, and the related Consolidated and consolidating statements of income and cash flows of the Company and its Subsidiaries for the fiscal year then ended, copies of which have been furnished to each Lender, are complete and correct and fairly present the financial condition of the Company and its Subsidiaries as at such date and the Consolidated and consolidating results of their operations and their Consolidated and consolidating cash flows for the period ended on such date, all in accordance with GAAP, and since November 30, 2000, there has been no material adverse change in such condition or operations.

     (g) The unaudited Consolidated and consolidating balance sheets of the Company and its Subsidiaries as of May 31, 2001, and the related unaudited Consolidated and consolidating statements of income and cash flows of the Company and its Subsidiaries for the 6-month period ended on such date, copies of which have been furnished to each Lender, are complete and correct and fairly present the Consolidated and consolidating financial position of the Company and its Subsidiaries as at such date, and the Consolidated and consolidating results their operations and their Consolidated and consolidating cash flows for the 6-month period then ended, all in accordance with GAAP (subject to normal year-end audit adjustments).

     (h) Following the execution and delivery by the Company and the other Loan Parties of the Amendment Documents, the Canadian Acquisition will not violate any representation, warranty, positive covenant, negative covenant or other agreement of any Loan Parties under any of the Loan Documents. The Canadian Acquisition constitutes a Permitted Acquisition (as such term is defined in the Credit Agreement). The execution, delivery and performance by the Canadian Borrower of the Canadian Acquisition Agreement will not violate or cause a default under any Requirement of Law or any Contractual Obligation of any Loan Party.

     (i) All of the representations and warranties of the Loan Parties contained in the Loan Documents are true and correct on the Amendment Effective Date, before and after giving effect to the effectiveness of the Amendment Documents, with the same force and effect as if made on and as of the Amendment Effective Date. No Default or Event of Default exists.

                                                               EXHIBIT 10.5(b)
     (j) All of the representations and warranties of the Canadian Borrower and, to the knowledge of the Canadian Borrower, the Sellers (as defined in the Canadian Acquisition Agreement) in the Canadian Acquisition Agreement and the related documents are true and correct on the Amendment Effective Date, before and after giving effect to the effectiveness of the Amendment Documents, with the same force and effect as if made on and as of the Amendment Effective Date.

     SECTION 5.     Reference to and Effect on the Loan Documents.

     (a) Upon the effectiveness of Section 1 hereof, on and after the date hereof each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof" or words of like import referring to the Credit Agreement, and each reference in the other Loan Documents to "the Credit Agreement", "thereunder", "thereof" or words of like import referring to the Credit Agreement, shall mean and be a reference to the Credit Agreement as amended hereby.

     (b) Except as specifically amended above, the Credit Agreement and the Notes, and all other Loan Documents, are and shall continue to be in full force and effect and are hereby in all respects ratified and confirmed. Without limiting the generality of the foregoing, the Security Documents and all of the Collateral described therein do and shall continue to secure the payment of the Obligations in accordance with the terms thereof.

     (c) The execution, delivery and effectiveness of this Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of any Lender or Agent under any of the Loan Documents, nor constitute a waiver of any provision of any of the Loan Documents.

     SECTION 6. Costs, Expenses and Taxes. The Company and the Canadian Borrower jointly and severally agree to pay on demand all costs and expenses of the Administrative Agent in connection with the preparation, execution, delivery, administration, modification and amendment of this Amendment and the other instruments and documents to be delivered hereunder, including, without limitation, the reasonable fees and expenses of counsel for the Administrative Agent with respect thereto and with respect to advising the Administrative Agent as to its rights and responsibilities hereunder and thereunder. The Company and Canadian Borrower further jointly and severally agree to pay on demand all costs and expenses, if any (including, without limitation, reasonable counsel fees and expenses), in connection with the enforcement (whether through negotiations, legal proceedings or otherwise) of this Amendment and the other instruments and documents to be delivered hereunder, including, without limitation, reasonable counsel fees and expenses in connection with the enforcement of rights under this Section 6. In addition, the Company and Canadian Borrower shall pay any and all stamp and other taxes payable or determined to be payable in connection with the execution and delivery of this Amendment and the other instruments and documents to be delivered hereunder, and jointly and severally agree to hold each Agent and each Lender harmless from and against any and all liabilities with respect to or resulting from any delay in paying or omission to pay such taxes.

     SECTION 7. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same agreement. This Amendment may be delivered by facsimile transmission of the relevant signature pages hereof.

                                                               EXHIBIT 10.5(b)
     SECTION 8. Governing Law. This Amendment shall be governed by, and construed in accordance with, the laws of the State of New York.

     IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized, as of the date first above written.

                           [Signature Pages to Follow]

                                                               EXHIBIT 10.5(b)




                                              JUNO LIGHTING, INC.
                                      By:
                                         -------------------------------
                                      Name:
                                            ----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              JUNO LIGHTING, LTD.
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              BANK OF AMERICA, N.A.,
                                              as Administrative Agent,
                                              Issuing Bank, and a Lender
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)




                                              CREDIT SUISSE FIRST BOSTON,
                                              as Syndication Agent
                                              and a Lender
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              U.S. BANK NATIONAL ASSOCIATION
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)



                                              NATIONAL CITY BANK
                                      By:
                                          ------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              WELLS FARGO BANK, N.A.
                                      By:
                                          ------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)





                                              COMERICA BANK
                                      By:
                                         -------------------------------
                                      Name:
                                            ----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              FIRSTAR BANK, N.A.
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)




                                              HARRIS TRUST AND SAVINGS BANK
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)




                                              KEMPER FLOATING RATE FUND
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)





                                              KZH RIVERSIDE LLC
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)




                                              SENIOR DEBT PORTFOLIO
                                      By:  Boston Management and Research,
                                           as Investment Advisor
                                      By:
                                          ------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)



                                           OLYMPIC FUNDING TRUST SERIES 1999-1
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              MUIRFIELD TRADING LLC
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)



                                              STEIN ROE FLOATING RATE
                                              LIMITED LIABILITY COMPANY
                                      By:
                                         -------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                           -----------------------------

                                                               EXHIBIT 10.5(b)




                                              STEIN ROE & FARNHAM CLO I LTD.

                                      By:     STEIN ROE & FARNHAM
                                              INCORPORATED, as Portfolio
                                              Manager
                                      By:
                                          ------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)



                                              PILGRIM PRIME RATE TRUST
                                      By:
                                          ------------------------------
                                      Name:
                                           -----------------------------
                                      Title:
                                            ----------------------------

                                                               EXHIBIT 10.5(b)




                                              SEQUILS-CUMBERLAND I, LTD.
                                              as a Lender

                                      By:     Deerfield Capital Management LLC
                                              as its Collateral Manager
                                      By:
                                         -------------------------------
                                      Name:   Dale R. Burrow
                                           -----------------------------
                                      Title:  Senior Vice President
                                            ----------------------------