Form 10-K
period 2001-11-30
JUNO LIGHTING INC
filed 2002-02-28
CIK 723888

<PAGE 1>
=============================================================================
                     SECURITIES AND EXCHANGE C0MMISSION

                           Washington, D.C.  20549
                           -----------------------

                                 FORM  10-K
(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

                 For the fiscal year ended November 30, 2001

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
                                                    ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes     No  X .
                     ---    ---

Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on
January 31, 2002:  $21,575,002.



<PAGE 2>


At January 31, 2002, 2,500,389 shares of common stock were outstanding.

=============================================================================





                      DOCUMENTS INCORPORATED BY REFERENCE


1. Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.



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

     Approximately 93% of the Company's sales in fiscal 2001 were made in the United States, with most of the balance made in Canada. The Company's sales are made primarily to electrical distributors as well as certain wholesale lighting outlets. Such distributors resell the Company's products for use in remodeling of existing structures and in new residential, commercial and institutional construction.

     The Company produces a wide variety of fixtures and related equipment for the recessed and track lighting markets. Its recessed lighting fixtures are designed to be installed directly into ceilings, while its track lighting fixtures are mounted on electrical tracks affixed to ceilings or walls. End-users of the Company's products generally prefer them due to their superior design, reliability and ease of installation. Juno designs and assembles substantially all of its products in-house. However, it outsources virtually all component manufacturing to a number of independent vendors principally located near its production facilities. Inventories are maintained at three production and distribution facilities located near Chicago, Indianapolis and Toronto and at distribution facilities near Atlanta, Dallas, Los Angeles and Philadelphia.

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

     Each recessed fixture is composed of a housing and a separate trim. Housings may be fitted with a variety of trims offering a wide choice of diffusers, lenses and louvers to satisfy different optical and aesthetic requirements. Recessed fixtures are generally used for down-lighting, but by special configuration they also may be used for wall-washing and spot lighting. The Company has designed recessed lighting fixtures, sold under the Sloped Ceiling Downlights name, that provide lighting perpendicular to a floor from a sloped ceiling. The Company also produces a series of recessed lighting fixtures sold under the name Air-Loc which are designed to restrict the passage of air into and out of a residence through the fixture to minimize energy loss. The Company's line of commercial lighting fixture products for use primarily in department and chain stores utilize incandescent, fluorescent, high intensity discharge and compact fluorescent light sources to provide specialty and general purpose lighting. In 2001 the Company introduced a new line of high performance recessed lighting targeted for custom homes. Marketed under the ACULUX name, these highly efficient luminaires create more precise/dramatic lighting effects from fixtures that quietly blend in with the architecture.

     The Company's principal track lighting system, sold under the Trac-Master name, is made up of an electrified extruded aluminum channel (called the track) and a wide variety of individual fixtures that may be connected at any point on the track. The individual fixtures are available in different geometric styles, light source sizes and finishes. In 2001 Juno introduced the Silver Collection which features popular trac fixtures and recessed trims in an attractive hand brushed satin chrome finish. The Company also has a line of track lighting produced under the name of Trac-Lites to complement its line of products under the Trac-Master name. This line is a lower priced but high quality line of products that do not contain some of the features of Trac-Master.

     Track lighting products were originally developed for use in store displays. While this use continues to be important, track lighting is also popular in the residential market, particularly in the remodeling and do-it-yourself markets. One line of the Company's track fixtures allows each track light to be controlled by either of two switches and includes a series of miniature low voltage halogen track lights that provide higher lumens per watt than standard incandescent light sources. In 2001 the Company introduced a new line of energy efficient metal halide trac fixtures for retail and commercial display lighting. Marketed under the MH2 name, the series incorporates a modular ballast pack with a series of innovative spotlight, flood and pendant fixtures. MH2 significantly lowers energy and maintenance costs while dramatically rendering merchandise and displayed objects with outstanding color, dimension and sparkle.

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

     Through an acquisition that occurred in August 2001, Juno became a supplier of High Intensity Discharge (HID) lighting products for commercial and industrial applications principally in Canada. Indoor lighting products include high and low bay luminaires designed to illuminate large spaces such as factories, warehouses, indoor sports arenas and retail stores. Outdoor lighting products include area, flood, building and canopy mount luminaires to


<PAGE 5>


provide security lighting, to illuminate building facades, parking garages and parking lots. Marketed under the Acculite brand, these products are characterized by high quality construction and superior photometric performance to facilitate lower installation and operating costs.

     The Company believes its innovations in simplifying installation and improving the function of its lighting products have served to increase demand for its products.

     Juno, Indy, Trac-Master, Real Nail and Air-Loc are registered trademarks of Juno.

Production
----------
     The Company designs and assembles substantially all of its products in-house. However, the Company outsources virtually all component manufacturing to a number of independent vendors located principally near its production facilities. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. The Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines, Illinois plant and Indianapolis, Indiana assembly facilities.

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

     The Company spent approximately $4,973,000, $4,696,000, and $4,739,000 on research, development and testing of new products and development of related tooling in fiscal 2001, 2000, and 1999, respectively.

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

     Inventories of substantially all items Juno produces are maintained at the Des Plaines, Illinois and Indianapolis, Indiana plants and substantially all items are maintained in Juno's warehouses in the Atlanta, Dallas, Los Angeles, Philadelphia and Toronto areas. Most orders are shipped from stock inventory within 48 hours of receipt.

Backlog and Material Customers
------------------------------
     We have no material long-term contracts. The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 2001.

Competition
-----------
     We are not aware of any published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that its sales place the Company among the five highest-selling manufacturers of



<PAGE 6>


track and recessed lighting products in the United States. The Company estimates that there are more than fifty manufacturers of competing track and recessed lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent and decorative lighting products. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies which have substantially greater resources than the Company.

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

     As of November 30, 2001, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees
---------
     The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2002 and September 2004, respectively.


ITEM 2.  PROPERTIES
-------------------
     Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario, Canada which have, in the aggregate, approximately 140,700 square feet of floor space and a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases three additional distribution warehouses for relatively short terms which have, in the aggregate, approximately 119,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $672,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------


None.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------


None.




<PAGE 7>



Executive Officers Of The Registrant
------------------------------------
     The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2002:

Name                   Age       Positions Held

T. Tracy Bilbrough     45        President and Chief Executive Officer
Glenn R. Bordfeld      55        Executive Vice President and Chief Operating
                                 Officer; President of Juno Lighting Division
George J. Bilek        47        Vice President, Finance, Secretary and
                                 Treasurer
W. Allen Fromm         55        Vice President, Purchasing
Charles F. Huber       60        Vice President, Engineering and
                                 Special Projects
Jacques P. LeFevre     46        Vice President; President of
                                 Indy Lighting, Inc.
Daniel S. Macsherry    42        Vice President, Business Development
Scott L. Roos          44        Vice President, Product Management
                                 & Development
Richard B. Stam        40        Vice President, Sales

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

     Glenn R. Bordfeld has been Executive Vice President, Chief Operating Officer and President, Juno Lighting Division since May 2000 and served as a director from July 1999 until May 2000. From January 1999 to May 2000 he was President, Chief Operating Officer of the Company. He was the Company's Vice President, Sales from July 1991 to January 1999. Previously, he was employed by the Company as its National Sales Manager from November 1988 to July 1991; its Assistant Sales Manager from November 1985 to November 1988 and its Advertising Manager from November 1982 to November 1985.

     George J. Bilek has been Vice President, Finance and Treasurer since April 1990 and was appointed Secretary as of March 2001. He was employed by the Company as its Comptroller from September 1985 to April 1990.

     W. Allen Fromm joined the Company as Vice President, Purchasing in April 2001. From 1996 through 2001, he was Global Commodity Director for Black & Decker Corporation. Prior to 1996 he held various roles of increasing responsibility in marketing and global product development for Black & Decker and DeWalt Professional Power Tools, a division of Black & Decker.

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

     Daniel S. Macsherry joined the company as Vice President, Business Development in October 2000. From December 1998 to September 2000 he was Director of Finance for Stanley Fastening Systems a division of the Stanley Works and a manufacturer of pneumatic tools and accessories. He was the Director of Business Planning and Analysis at DeWalt Professional Power Tools, a division of Black & Decker Corporation, from 1996 to 1998. From 1983 through 1995 he held various financial roles of increasing responsibility supporting operations at Black & Decker.


<PAGE 8>



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


                                   PART II
                                   -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------
Common Stock and Dividend Information
The Company's Common Stock is being traded on The Nasdaq SmallCap Market. Prior to August 3, 2000, the Company's Common Stock was traded on the Nasdaq National Market.

As of January 31, 2002 there were approximately 1,400 holders of record of Common Stock.

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market.

                         Fiscal 2001                Fiscal 2000
                         -----------                -----------

                        High      Low              High      Low
                        ----      ---              ----       --
First Quarter          6.88      4.94             11.50     9.00
Second Quarter        10.79      6.00             10.00     6.63
Third Quarter         10.89      9.80              7.00     3.75
Fourth Quarter        10.58      8.80              6.25     4.75

Sale of Unregistered Securities
On December 20, 2000, the Company sold 26,666 unregistered shares of its Common Stock to T. Tracy Bilbrough, the Company's President and Chief Executive Officer, for an aggregate price of $199,995.00. The Company received $26.67 and a promissory note executed by Mr. Bilbrough in favor of the Company in the amount of $199,968.33 as consideration for the sale of these shares. This sale of securities was exempt from registration based on
Section 4(2) of the Securities Act of 1933 because it was a transaction by the issuer that did not involve a public offering.


<PAGE 9>



ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                                          FINANCIAL HIGHLIGHTS
                                       (in thousands except per share amounts)
Year ended November 30,    2001        2000       1999       1998       1997
                           ----        ----       ----       ----       ----
Net Sales               $179,947    $173,988   $167,458   $160,941   $139,855

Gross Profit              91,144      85,565     83,526     81,059     67,974

Net Income                 9,344       7,381     18,022     26,625     20,303

Net (Loss) Income
   Available to
   Common Shareholders      (526)     (1,717)    13,740     26,625     20,303

Percent of Net (Loss)
   Income Available to
   Common Shareholders
   to Net Sales             (.29)%      (1.0)%    8.20%      16.5%      14.5%

Net (Loss) Income Per
   Common Share
     Basic                  (.21)       (.71)     1.23       1.43       1.10
     Diluted                (.21)       (.71)     1.23       1.43       1.10

Cash Dividends Per Common
   Share                       -           -       .20        .36        .32

Total Assets             119,143     117,434   130,634    208,839    187,389

Long - Term Debt         167,742     182,665   206,793      3,265      3,385

Stockholders' (Deficit)
  Equity                 (87,550)    (96,768) (104,157)   191,448    170,630

Stockholders' (Deficit)
  Equity Per
  Common Share            (35.01)     (39.61)   (43.18)     10.30       9.19

Working Capital           20,217      30,094    42,722    133,409    110,876

Current Ratio           1.6 to 1    2.0 to 1  2.6 to 1  11.5 to 1  10.5 to 1



<PAGE 10>





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

Fiscal 2001 Compared to Fiscal 2000. For the fiscal year ended November 30, 2001, net sales increased approximately $5,959,000 or 3.4% to $179,947,000 from $173,988,000 for the like period in 2000. Approximately $1,600,000 of the increase in sales is due to Acculite, a manufacturer of HID lighting fixtures located in Kitchener, Ontario, Canada, that was acquired by Juno on August 28, 2001. In management's opinion, the remainder of the increase is due primarily to new products that were introduced in the last half of fiscal 2000 and in the first half of fiscal 2001. Sales through Juno's Canadian subsidiary (which includes the Acculite division) increased 11.2% to $12,426,000 for the fiscal year ended November 30, 2001 compared to $11,179,000 for the like period in 2000.

Gross profit expressed as a percentage of sales increased to 50.7% in fiscal 2001 compared to 49.2% in fiscal 2000. This increase was due primarily to productivity improvements from the process re-engineering project.

Selling, general and administrative expenses expressed as a percentage of sales increased to 31.2% in fiscal 2001 compared to 29.7% in fiscal 2000 due primarily to costs incurred of approximately $1,350,000 for the process re-engineering project, $175,000 for the settlement of a legal case, approximately $2,000,000 for additional promotion expenses in connection with several programs designed to increase revenue for the year, and $850,000 for administrative salaries (including $210,000 for severance payments; $350,000 for salaries of executives hired in the second half of fiscal 2000; and $200,000 for the fiscal 2001 management incentive program).

Interest expense was $19,930,000 for fiscal 2001 compared to $22,597,000 for 2000. This decrease is due to the reduction in debt from $186,557,000 at November 30, 2000 to $176,803,000 at November 30, 2001 and reductions in interest rates on the Company's floating rate debt.

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

Selling, general and administrative expenses expressed as a percentage of sales increased to 29.7% in fiscal 2000 compared to 29.3% in fiscal 1999. In fiscal 2000 charges for depreciation and amortization increased by $1,037,000 over fiscal 1999. This was due primarily to the amortization of deferred financing costs associated with long-term debt incurred from the June, 1999 merger of Jupiter Acquisition Corp., a Delaware company and a wholly-owned subsidiary of Fremont Investors I, LLC with and into the Company (the"Merger")


<PAGE 11>


and to a lesser degree from depreciation of computer hardware and software associated with the fiscal 1999 implementation of the Company's enterprise resource planning system. Information describing the Merger can be found in the Company's financial statements and accompanying notes thereto appearing elsewhere in this document.

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

Financial Condition
Fiscal 2001 The Company generated positive net cash flow provided by operating activities of $17,993,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventory, and an increase in accrued liabilities,(collectively aggregating $22,883,000), net of a decrease to the allowance for doubtful accounts and accounts payable and increases in accounts receivable, prepaid expenses and other assets, (collectively aggregating $4,890,000).

Net cash used in investing activities amounted to $11,870,000 and was used to finance capital expenditures of $2,796,000, and make payments of $3,220,000 associated with licensing certain intellectual property rights. In addition, on August 28, 2001 the Company purchased the net assets of Acculite Mfg., Inc. and two of its affiliates, manufacturers and marketers of HID (High Intensity Discharge) lighting fixtures for commercial and industrial use for $5,900,000 in cash. The acquisition was financed using the Company's existing senior credit facility with Bank of America, N.A., Credit Suisse First Boston and certain other lenders (the "Senior Credit Facility"). The purchase agreement calls for an additional payment of up to approximately $1,305,000, due at the end of the first twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $1,889,000 and goodwill of $3,965,000.

The net cash used in financing activities of $9,660,000 consisted primarily of principal payments on the Senior Credit Facility of $52,515,000 less proceeds from the $35 million revolving credit facility with Bank of America, N.A., Credit Suisse First Boston and certain other lenders (the "Revolving Credit Facility")of $42,700,000.

Prior to the Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

Principal and interest payments under the Senior Credit Facility and the $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 issued by the Company (the "Subordinated Debt" or "Notes"), both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of November 30, 2001, the Company had cash of


<PAGE 12>


approximately $1.3 million, a $5.3 million balance on the Company's Revolving Credit Facility and total term debt of approximately $171.5 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance on November 30, 2001 of $5.3 million. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Notes, or to make necessary capital expenditures.

Fiscal 2000 The Company generated positive net cash flow provided by operating activities of $22,275,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventory, accounts receivable, prepaid expenses and other assets and an increase in accounts payable,(collectively aggregating $22,506,000), net of a decrease to the allowance for doubtful accounts of $231,000.

Net cash flow used in investing activities amounted to $2,468,000 comprised of capital expenditures for fiscal 2000.

Net cash flow used in financing activities amounted to $23,622,000 due primarily to principal payments on long-term debt of $23,620,000.

As of November 30, 2000, the Company had cash of approximately $4.8 million and total indebtedness of approximately $186.6 million.

The Company's $35 million Revolving Credit Facility was available to finance its working capital and had no outstanding balance on November 30, 2000.

As of May 31, 2000, the Company was not in compliance with a requirement of the Secured Credit Agreement for maintaining a minimum ratio of EBITDA to Interest Expense, as defined. On June 30, 2000, the lenders agreed to waive compliance with this requirement for the quarter ended May 31, 2000 and modified this and other financial ratios for the remainder of the term.

Fiscal 1999 The Company generated positive net cash flow provided by operating activities of $22,185,000 comprised principally of net income, depreciation and amortization, a decrease in prepaid expenses and increase in accounts payable and accrued liabilities, (collectively aggregating $35,964,000), net of increases in accounts receivable of $2,274,000 and inventory of $1,202,000 and other assets of $10,303,000. The increase in other assets was due primarily to fees in connection with the acquisition of the secured and subordinated debt. The Company used the net cash provided from operating activities to finance capital expenditures of $5,533,000 and pay cash dividends of $3,720,000.

Net cash flow provided by investing activities amounted to $81,847,000 comprised primarily of the proceeds received from the liquidation of the Company's marketable securities portfolio used to partially finance the Merger.

Net cash used in financing activities amounted to $105,898,000 which was due primarily to common stock retired in the recapitalization of $415,948,000 less proceeds from the issuance of Preferred Stock, Subordinated Debt and Bank Debt aggregating $325,003,000. In addition, principal payments on long-term debt of $12,264,000 were made.

As of November 30, 1999, the Company had cash of approximately $8.6 million and total indebtedness of approximately $210.1 million.

The Company had no outstanding balance on its Revolving Credit Facility on November 30, 1999.



<PAGE 13>


Other Matters
Recently Issued Accounting Standards
In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. The Company adopted this standard in the first quarter of fiscal 2001. The Company concluded that no changes to existing revenue recognition practices was warranted.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company adopted this standard in the first quarter of fiscal 2001. This standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The Company has certain interest rate swap agreements that qualify as derivative instruments and are further discussed in Item 7A below.

In June 2001, the FASB issued SFAS 141, "Business Combinations". This standard applies to acquisitions after June 30, 2001 and requires, among other things, that purchase accounting be followed. Accordingly, the Company applied this standard to the acquisition of Acculite Manufacturing.
Consistent with this standard, the resulting goodwill from the acquisition of $3,965,000 was not subject to amortization.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This standard addresses the accounting for goodwill and other intangible assets that have been historically been subject to annual amortization over their estimated useful lives. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets. The Company plans to adopt these standards in the first quarter of fiscal 2002. Management has considered these standards and does not expect the effects of these standards on the financial statements to be significant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

The Company entered into two interest rate swap agreements resulting in net expense for the fiscal year ended November 30, 2001 of $472,000 based on the swaps' estimated market values as of November 30, 2001. Detailed information concerning the terms of these swaps can be found in the Company's audited Financial Statements and notes thereto appearing elsewhere in this document.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    PAGE
-----------------------------------------------------                   ----

         Index to Financial Statements

         Financial Statements:

           Report of Independent Accountants                             14

           Consolidated Statements of Income for the
             three years ended November 30, 2001                         15

           Consolidated Balance Sheets at November 30,
             2001 and 2000                                             16-17

           Consolidated Statements of Stockholders' Equity (Deficit)
             for the three years ended November 30, 2001                 18

           Consolidated Statements of Cash Flows for the
             three years ended November 30, 2001                         19

         Notes to Consolidated Financial Statements                    20-33

         Selected Quarterly Financial Data (Unaudited)                   33

         Financial Statement Schedule:

           Valuation and Qualifying Accounts
             for the three years ended November 30, 2001                 39





<PAGE 14>






                      Report of Independent Accountants
                      ---------------------------------




To the Board of Directors and
 Stockholders of Juno Lighting, Inc.



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 9, 2002




<PAGE 15>



CONSOLIDATED STATEMENTS OF INCOME


                                           (In thousands except share amounts)
------------------------------------------------------------------------------
Year ended November 30,                      2001         2000       1999
------------------------------------------------------------------------------
Net sales                                  $179,947    $173,988    $167,458
Cost of sales                                88,803      88,423      83,932
------------------------------------------------------------------------------
Gross profit                                 91,144      85,565      83,526
Selling, general and administrative          56,057      51,693      49,042
------------------------------------------------------------------------------
Operating income                             35,087      33,872      34,484
------------------------------------------------------------------------------
Other (expense) income:
   Interest expense                         (19,930)    (22,597)     (9,588)
   Interest and dividend income                 158         271       3,752
   Miscellaneous                               (404)         13        (525)
------------------------------------------------------------------------------
      Total other (expense) income          (20,176)    (22,313)     (6,361)
------------------------------------------------------------------------------
Income before taxes on income                14,911      11,559      28,123

Taxes on income                               5,567       4,178      10,101
------------------------------------------------------------------------------
Net income                                    9,344       7,381      18,022
Less: Preferred dividends                     9,870       9,098       4,282
------------------------------------------------------------------------------
Net (loss) income available to
   common shareholders                     $   (526)    $(1,717)   $ 13,740
==============================================================================
Net (loss) income per common share
   (Basic and diluted)                     $   (.21)    $  (.71)  $    1.23
=============================================================================
Weighted average number of shares
outstanding - Basic                       2,481,928   2,426,490  11,127,286
Weighted average number of shares
outstanding - Diluted                     2,481,928   2,426,490  11,138,518
==============================================================================
See notes to consolidated financial statements.



<PAGE 16>



CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                          2001           2000
------------------------------------------------------------------------------
Assets
Current:
   Cash                                             $ 1,280        $  4,817
   Accounts receivable, less allowance for doubtful
     accounts of $977 and $1,151                     30,348          26,527
   Inventories, net                                  20,735          24,208
   Prepaid expenses and miscellaneous                 4,552           3,904
------------------------------------------------------------------------------
       Total current assets                          56,915          59,456
------------------------------------------------------------------------------
Property and equipment:
   Land                                               7,264           7,278
   Building and improvements                         33,231          32,946
   Tools and dies                                    11,380           9,946
   Machinery and equipment                            7,644           6,989
   Computer equipment                                 7,783           7,390
   Office furniture and equipment                     3,108           2,909
------------------------------------------------------------------------------
                                                     70,410          67,458
   Less accumulated depreciation                    (26,521)        (22,091)
------------------------------------------------------------------------------
       Net property and equipment                    43,889          45,367
------------------------------------------------------------------------------
Other assets:
   Goodwill and other intangibles,
     net of accumulated amortization of
     $1,975 and $1,782                                7,835           3,970
   Deferred financing costs, net of accumulated
     amortization of $3,124 and $1,822                7,219           8,521
   Miscellaneous                                      3,285             120
------------------------------------------------------------------------------
       Total other assets                            18,339          12,611
------------------------------------------------------------------------------
Total assets                                       $119,143        $117,434
==============================================================================



<PAGE 17>




CONSOLIDATED BALANCE SHEETS
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                            2001          2000
------------------------------------------------------------------------------
Liabilities
Current:
   Accounts payable                                 $  8,668         $ 9,215
   Accrued liabilities                                18,969          16,255
   Short term borrowings                               5,350               -
   Current maturities of long-term debt                3,711           3,892
------------------------------------------------------------------------------
       Total current liabilities                      36,698          29,362
------------------------------------------------------------------------------
Long-term debt, less current maturities              167,742         182,665
------------------------------------------------------------------------------
Deferred income taxes payable                          2,253           2,175
------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' Deficit
   Preferred stock, Series A and B convertible $.001
     par value, $100 stated value, 5,000,000 shares
     authorized and 1,063,500 shares issued.         129,600         119,730
   Common stock, $.001 par value;
     Shares authorized 45,000,000;
     Issued 2,500,389 and 2,443,248                        2               2
   Paid-in capital                                       674             319
   Accumulated other comprehensive loss               (1,043)           (762)
   Shareholder note receivable                          (200)              -
   Accumulated deficit                              (216,583)       (216,057)
------------------------------------------------------------------------------
       Total stockholders' deficit                   (87,550)        (96,768)
------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $119,143        $117,434
==============================================================================
See notes to consolidated financial statements.

<PAGE 18>

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)                                                          (in thousands)
--------------------------------------------------------------------------------------------------------------------------------
Years ended November 30, 1999, 2000 and 2001           Series A and B
                                                          Preferred    Accumulated                 Retained
                                          Common Stock       Stock        Other       Shareholder  Earnings/
                                        Amount   Paid-In    Amount     Comprehensive     Note     (Accumulated
                                       $.001 PAR  Capital  $.001 PAR   Income (Loss)  Receivable   Deficit)      Total
                                      ---------  -------  ---------   ------------    ---------    ---------    --------
Balance, December 1, 1998                  $186   $5,484   $      -           $604        $   -     $185,174    $191,448
Comprehensive income:
   Net income for 1999                        -        -          -              -            -       18,022      18,022
   Gain on foreign currency translation       -        -          -            125            -            -         125
   Change in unrealized holding gains         -        -          -         (1,259)           -            -      (1,259)
                                                                                                                 -------
Comprehensive income                                                                                              16,888
                                                                                                                 =======
   Purchase of common stock and
    exercise of stock options                 -    1,031          -              -            -            -       1,031
   Tax benefit of stock options exercised     -      144          -              -            -            -         144
   Cash dividend ($.20 per share)             -        -          -              -            -       (3,720)     (3,720)
   Common stock retirement                 (184)  (6,238)         -              -            -     (409,526)   (415,948)
   Preferred shares issued                    -        -    106,000              -            -            -     106,000
   Preferred stock dividend                   -        -      4,282              -            -       (4,282)          -
------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1999                    2      421    110,282           (530)           -     (214,332)   (104,157)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 2000                        -        -          -              -            -        7,381       7,381
   Loss on foreign currency translation       -        -          -           (232)           -            -        (232)
                                                                                                                 -------
Comprehensive income                                                                                               7,149
                                                                                                                 =======
   Purchase of common stock and
    exercise of stock options                 -      159          -              -            -            -         159
   Preferred shares Series B issued           -     (261)       350              -            -            -          89
   Preferred stock dividend                   -        -      9,098              -            -       (9,098)          -
   Common stock retirement                    -        -          -              -            -           (8)         (8)
------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2000                    2      319    119,730           (762)           -      (216,057)   (96,768)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income:
   Net income for 2001                        -        -          -              -            -         9,344      9,344
   Loss on foreign currency translation       -        -          -           (281)           -             -       (281)
                                                                                                                 -------
Comprehensive income                                                                                               9,063
                                                                                                                 =======
   Issuance of shareholder note receivable    -        -          -              -         (200)            -       (200)
   Purchase of common stock and
    exercise of stock options                 -      355          -              -            -             -        355
   Preferred stock dividend                   -        -      9,870              -            -        (9,870)         -
------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 2001                 $  2    $ 674   $129,600        $(1,043)       $(200)    $(216,583)  $(87,550)
------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

<PAGE 19>


CONSOLIDATED STATEMENTS OF CASH FLOW
                                                               (in thousands)
------------------------------------------------------------------------------
Year ended November 30,                            2001      2000       1999
------------------------------------------------------------------------------
  Net income                                      $9,344    $7,381    $18,022
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Depreciation and amortization                    6,068     6,226      4,814
  Loss on sale of assets                               -        81        606
  (Decrease) increase in allowance for
    doubtful accounts                               (174)     (231)       177
  Deferred income taxes                               78       345        362
  Deferred compensation                               72       107          -
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable    (3,192)      271     (2,274)
    Decrease (increase) in inventories             4,613     5,109     (1,202)
    (Increase) decrease in prepaid expenses         (621)      238      1,539
    (Increase) decrease in other assets             (113)      116    (10,303)
    (Decrease) increase in accounts payable         (790)    2,649      2,125
    Increase (decrease) in accrued liabilities     2,708       (17)     8,319
------------------------------------------------------------------------------
Net cash provided by operating activities         17,993    22,275     22,185
------------------------------------------------------------------------------
Cash flows (used in) provided by investing activities:
   Purchases of marketable securities                  -         -    (63,966)
   Proceeds from sales of marketable securities        -         -    151,346
   Capital expenditures                           (2,796)   (2,468)    (5,533)
   License - lighting technology                  (3,220)        -          -
   Acquisition of Acculite Manufacturing          (5,854)        -          -
------------------------------------------------------------------------------
Net cash (used in) provided by
  investing activities                           (11,870)   (2,468)    81,847
------------------------------------------------------------------------------
Cash flows used in financing activities:
  Principal payments on long-term debt
    and bank debt                                (52,515)  (27,870)   (12,264)
  Dividends paid                                       -         -     (3,720)
  Proceeds from sale of common stock through
    Employee Stock Purchase Plan                     155       159        193
  Proceeds from exercise of stock options              -         -        838
  Proceeds from issuance of preferred stock            -         -    106,000
  Proceeds from bank debt                         36,800     4,250     94,900
  Proceeds from subordinated debt                      -         -    124,103
  Proceeds from bank debt for acquisition          5,900         -          -
  Deferred financing costs                             -      (153)         -
  Common stock retired                                 -        (8)  (415,948)
------------------------------------------------------------------------------
Net cash used in financing activities             (9,660)  (23,622)  (105,898)
------------------------------------------------------------------------------
Net decrease in cash                              (3,537)   (3,815)    (1,866)
Cash at beginning of year                          4,817     8,632     10,498
------------------------------------------------------------------------------
Cash at end of year                               $1,280    $4,817     $8,632
==============================================================================
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                     $20,542   $23,439     $1,886
    Income taxes                                  $4,641   $ 2,700     $9,697
==============================================================================
See notes to consolidated financial statements.


<PAGE 20>


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

Revenue Recognition Revenues from sales are recognized at the time goods are shipped when title and risk of loss passes to the customer.

Inventories Inventories are valued at the lower of cost (first-in, first-out) or market.

Property and Equipment Property and equipment are stated at cost.
Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 2001, 2000, and 1999 amounted to approximately $4,462,000, $4,774,000, and $3,994,000 respectively.

Useful lives for property and equipment are as follows:
------------------------------------------------------------------------------
Buildings and improvements                                      20 - 40 years
Tools and dies                                                        3 years
Machinery and equipment                                               7 years
Computer equipment                                                    5 years
Office furniture and equipment                                        5 years
------------------------------------------------------------------------------

Goodwill Goodwill, originating from acquisitions before June 30, 2001, is amortized using the straight-line method over periods ranging from ten to forty years. Goodwill (approximating $3,965,000) originating from an acquisition after June 30, 2001 is subject to impairment testing under the guidance of SFAS No. 141, "Business Combinations". No impairment has been recorded to date.

Income Taxes The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Research and Development The Company spent approximately $4,973,000, $4,696,000 and $4,739,000 on research, development and testing of new products and development of related tooling in fiscal 2001, 2000 and 1999, respectively.

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


<PAGE 21>


Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 2001, 2000 and 1999.

Recently Issued Accounting Standards In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. The Company adopted this standard in first quarter of fiscal 2001. The Company concluded that no changes to existing revenue recognition practices was warranted.

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company adopted this standard in the first quarter of fiscal 2001. This standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending in whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 resulting in net expense for the year ended November 30, 2001 of $472,000 based on the swaps' estimated market values as of November 30, 2001. These derivatives do not qualify for hedge accounting. Accordingly, the net impact of $472,000 was recorded as other expense on the consolidated statement of income for fiscal 2001. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This standard addresses the accounting for goodwill and other intangible assets that have historically been subject to annual amortization over their estimated useful lives. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets. The Company plans to adopt these standards in the first quarter of fiscal 2002. Management has considered these standards and does not expect the effects of these standards on the financial statements to be significant.

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



<PAGE 22>




Note 3:Inventories
Inventories consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                 2001      2000
------------------------------------------------------------------------------
Finished goods                                             $ 9,059    $11,520
Raw materials                                               11,676     12,688
------------------------------------------------------------------------------
Total                                                      $20,735    $24,208
==============================================================================

Work in process inventories are not significant in amount and are included in finished goods.


Note 4:Accrued Liabilities
Accrued liabilities consist of the following:
                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                              2001         2000
------------------------------------------------------------------------------
Interest expense                                         $6,257       $6,869
Compensation and benefits                                 4,835        4,461
Promotional programs                                      3,484        2,236
Real estate taxes                                           475          732
Commissions                                                 529          467
Current income taxes                                      1,556          807
Swap contract                                               887            -
Other                                                       946          683
------------------------------------------------------------------------------
Total                                                   $18,969      $16,255
==============================================================================

Note 5:Long-Term Debt
Long-term debt consists of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                2001       2000
------------------------------------------------------------------------------
Bank of America, N.A. and certain other lenders,
  Tranche A Term Loan, payable in escalating installments
  through November, 2005, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 2.75%         $18,213   $26,087
Bank of America, N.A. and certain other lenders,
  Tranche B Term Loan, payable in escalating installments
  through November, 2006, plus interest at a variable rate,
  generally approximating 3 month LIBOR plus 3.25%          29,002    36,293
Senior Subordinated Notes due July, 2009 plus interest
  at 11 7/8%, net of discount of $762 and $823 in 2001
  and 2000, respectively                                   124,238   124,177
------------------------------------------------------------------------------
                                                           171,453   186,557
Less current maturities                                      3,711     3,892
------------------------------------------------------------------------------
Total long-term debt                                      $167,742  $182,665
==============================================================================

The Company has a senior credit facility (the "Senior Credit Facility") with Bank of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At November 30, 2001, the nominal interest rates for Term Loan A and Term Loan B were 4.85% and 5.35%, respectively.
Term Loan A and Term Loan B are each payable in separate quarterly installments. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at November 30, 2001 and November 30, 2000 were $5,350,000 and $0 respectively. At November 30, 2001, the nominal interest


<PAGE 23>


rate for borrowing on the Revolving Credit Facility was 4.84%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi- annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility.
Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility and the Revolving Credit Facility ( the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

Relating to the Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2002 - $3,711,000; 2003 - $4,849,000; 2004 - $4,849,000; 2005 - $5,987,000; 2006 - $27,819,000.




<PAGE 24>




Note 6:Taxes On Income
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                    2001       2000       1999
------------------------------------------------------------------------------
Current:
  Federal                                     $4,414     $2,798     $ 8,980
  State                                          819        667       1,190
------------------------------------------------------------------------------
                                               5,233      3,465      10,170
------------------------------------------------------------------------------
Deferred:
  Federal                                        295        631         (61)
  State                                           39         82          (8)
------------------------------------------------------------------------------
                                                 334        713         (69)
------------------------------------------------------------------------------
Total taxes on income                         $5,567     $4,178     $10,101
------------------------------------------------------------------------------

Deferred tax assets (liabilities) are comprised of the following:

                                                               (in thousands)
------------------------------------------------------------------------------
November 30,                                                2001      2000
------------------------------------------------------------------------------
Reserves for doubtful accounts                             $ 333      $ 416
Inventory costs capitalized for tax purposes                 522        823
Compensation and benefits                                    659        764
Accrued warranty reserve                                      30         38
Accrued advertising                                           97         80
Interest rate swap                                           175          -
------------------------------------------------------------------------------
  Deferred tax assets                                      1,816      2,121
------------------------------------------------------------------------------
Depreciation                                              (1,756)    (1,748)
Prepaid health and welfare costs                             (34)      (264)
Basis difference of acquired assets                          (69)       (75)
Capitalized interest                                         (14)       (14)
Real estate taxes                                           (329)      (338)
Prepaid promotional expenses                                (266)        (0)
------------------------------------------------------------------------------
  Deferred tax liabilities                                (2,468)    (2,439)
------------------------------------------------------------------------------
Net deferred tax liability                                $ (652)     $(318)
==============================================================================

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:
------------------------------------------------------------------------------
November 30,                                     2001       2000      1999
------------------------------------------------------------------------------
Income taxes at statutory rate                   35.0%      34.0%      35.0%
Dividend exclusion and municipal interest           -          -       (2.9)
State and local taxes, net of federal income
  tax benefit                                     2.7        3.5        3.2
Other                                             (.4)      (1.4)        .6
------------------------------------------------------------------------------
Effective tax rate                               37.3%      36.1%      35.9%
==============================================================================



<PAGE 25>




Note 7:Stock Based Compensation Plans
The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. At November 30, 2001, remaining options outstanding under the 1993 Plan totaled 170,600. No further awards were made under the 1993 Plan and the remaining options outstanding vested upon cancellation of the 1993 Plan. The Company's 1999 Plan provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in
Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 940,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 940,000 shares of the Company's common stock. At November 30, 2001, a total of 77,295 shares were available for grant under the 1999 Plan. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock have been reserved for future issuances. Under this stock purchase plan, 30,475 shares of common stock were issued at $5.10 per share in fiscal 2001.

A summary of activity under the Company's stock option plan is as follows:

------------------------------------------------------------------------------
                                                                     Weighted
                                                                      Average
                                                     Options         Exercise
                                                 Outstanding            Price
------------------------------------------------------------------------------
Balance at November 30, 1998                         236,000           $17.17
  Options Granted                                    403,650           $25.00
  Options Exercised                                  (47,400)          $17.69
  Options Canceled                                    (6,800)          $17.76
------------------------------------------------------------------------------
Balance at November 30, 1999                         585,450           $22.52
  Options Granted                                    503,427           $25.00
  Options Exercised                                        -                -
  Options Canceled                                   (21,512)          $18.18
-----------------------------------------------------------------------------
Balance at November 30, 2000                       1,067,365           $23.68
  Options Granted                                     38,875           $25.00
  Options Exercised                                        -                -
  Options Canceled                                   (72,935)          $24.56
-----------------------------------------------------------------------------
Balance at November 30, 2001                       1,033,305           $23.69
=============================================================================



<PAGE 26>




A summary of outstanding and exercisable stock options as of November 30, 2001, is as follows:

                         Options Outstanding              Options Exercisable
               -------------------------------------    ----------------------
                           Weighted
                           Averaged         Weighted                 Weighted
Range of                   Remaining        Average                  Average
Exercise       Number of   Contractual      Exercise    Number of    Exercise
Prices         Shares      Life(in years)   Price       Shares       Price
--------       -------------------------------------    ----------------------
$14.44          75,800        4.0           $14.44       75,800      $14.44
$15.38           8,600        5.1           $15.38        8,600      $15.38
$16.69-$18.50   26,000        3.6           $18.43       26,000      $18.43
$19.63-$22.19   60,200        2.9           $20.07       60,200      $20.07
$25.00         862,705        8.4           $25.00      313,531      $25.00
               -------------------------------------    ----------------------
             1,033,305        7.6           $23.69      484,131      $22.21
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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2001, 2000 and 1999 was $1.03, $.86 and $13.25 per share, respectively, under the Company's Stock Option Plan and $2.84, $3.92 and $5.94, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

------------------------------------------------------------------------------
                                                2001         2000     1999
------------------------------------------------------------------------------
Expected life (in years)                        8            8          8
Expected volatility                            31.82%       30.55%     35.2%
Dividend yield                                  0.0%         0.0%       0.0%
Risk free interest rate                         5.33%        6.25%      6.0%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net (loss) income available to common shareholders and net (loss) income per share would have been reduced to the pro forma amounts below for the years ended November 30, 2001, 2000 and 1999:

                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
                                                2001         2000     1999
------------------------------------------------------------------------------
Net (loss) income available to common
  shareholders as reported                      $(526)    $(1,717)    $13,740
Pro forma net (loss) income available to
  common shareholders                         $(1,155)    $(2,587)    $13,324
Net (loss) income per share as reported
  (Basic & diluted)                             $(.21)     $ (.71)    $  1.23
Pro forma net (loss) income per share
  (Basic & diluted)                             $(.47)     $(1.07)    $  1.20
------------------------------------------------------------------------------

The pro forma effect on net (loss) income available to common shareholders and net (loss) income per common share for 2001, 2000 and 1999 is not representative of the pro forma effect on net income available to common shareholders in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.



<PAGE 27>



Note 8:Profit Sharing Plan
The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. The plan provides for a matching contribution by the Company which amounted to approximately $257,000, $244,000 and $221,000 in 2001, 2000, and 1999,
respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized additional contributions of $860,000, $888,000, and $758,000 in 2001, 2000 and 1999,
respectively.

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

Financial information by geographic area is as follows:

                                           (in thousands)
November 30,                     2001         2000      1999
----------------------------------------------------------------
Net Sales:
  United States
   (including Puerto Rico)     $167,399     $162,803    $156,692
  Canada                         12,548       11,185      10,766
----------------------------------------------------------------
     Total                     $179,947     $173,988    $167,458
================================================================

                                           (in thousands)
November 30,                     2001         2000       1999
----------------------------------------------------------------
Total Assets:
  United States                $107,647     $112,200    $125,099
  Canada                         11,496        5,234       5,535
----------------------------------------------------------------
     Total                     $119,413     $117,434    $130,634
================================================================



<PAGE 28>


Note 11:Commitments and Contingencies
Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 2001 are as follows:

------------------------------------------------------------------------------
November 30,                                                   (in thousands)
------------------------------------------------------------------------------
2002                                                                   $1,367
2003                                                                    1,021
2004                                                                      783
2005                                                                      458
2006                                                                       19
------------------------------------------------------------------------------
Total                                                                  $3,648
==============================================================================

Total rent expense charged to operations amounted to approximately $911,000, $994,000, and $991,000 for the years ended November 30, 2001, 2000 and 1999, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

Note 12: Certain Relationships and Related Transactions
Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal which billed the Company an aggregate of $412,069 for legal services provided to the Company for the fiscal year ended November 30, 2001.

The Company and Fremont Partners L.L.C., a shareholder of the Company, entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services.

Note 13:Guarantors' Financial Information
The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's domestic subsidiaries, Juno Manufacturing, Inc. and Indy Lighting, Inc. will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

<CAPTION

                                       For the Year Ended November 30, 2001
                                        ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $149,517      $142,364        $12,548     $(124,482)     $179,947
Cost of sales              118,860        87,059          9,385      (126,501)       88,803
                          --------  ------------  -------------  ------------  ------------
Gross profit                30,657       55,305          3,163          2,019        91,144
Selling, general and
  administrative            31,687       21,991          2,269            110        56,057
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,030)      33,314            894          1,909        35,087
Other income(expense)       44,713           (5)          (234)       (64,650)      (20,176)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before
  taxes on income           43,683       33,309            660        (62,741)       14,911
Taxes on income             (7,332)      12,611            294             (6)        5,567
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           51,015       20,698            366        (62,735)        9,344
Less: Preferred dividends   (9,870)           -              -              -        (9,870)
                          --------  ------------  -------------  ------------  ------------
Net income (loss)
  available to common
  shareholders            $ 41,145      $20,698           $366       $(62,735)        $(526)
                          ========  ============  =============  ============  ============

<PAGE 29>


                                        For the Year Ended November 30, 2000

                                         ------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $141,722      $141,571       $11,187     $(120,492)     $173,988
Cost of sales              108,719        88,033         8,797      (117,126)       88,423
                          --------  ------------  -------------  ------------  ------------
Gross profit                33,003        53,538         2,390        (3,366)       85,565
Selling, general and
  administrative            27,950        21,566         2,069           108        51,693
                          --------  ------------  -------------  ------------  ------------
Operating income             5,053        31,972           321        (3,474)       33,872
Other expense              (22,141)          (19)         (153)            -       (22,313)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before taxes
  on income                (17,088)       31,953           168        (3,474)       11,559
Taxes on income             (6,365)       10,454            94            (5)        4,178
                          --------  ------------  -------------  ------------  ------------
Net (loss) income          (10,723)       21,499            74        (3,469)        7,381
Less: Preferred dividends   (9,098)            -             -             -        (9,098)
                          --------  ------------  -------------  ------------  ------------
Net (loss) income available
  to common shareholders  $(19,821)     $ 21,499        $   74       $(3,469)      $(1,717)
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
                          ========  ============  =============  ============  ============

<PAGE 30>


                                                        November 30, 2001
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                            $1,141         $(541)         $674             $6        $1,280
Accounts receivable, net        27,960        30,044         2,503        (30,159)       30,348
Inventories                     16,363        11,377         2,066         (9,071)       20,735
Other current assets             3,165         1,193           194              -         4,552
                              --------  ------------  -------------  ------------  ------------
    Total current assets        48,629        42,073         5,437        (39,224)       56,915
Property and equipment          10,869        57,172         2,746           (377)       70,410
Less accumulated depreciation    3,268        22,899           630           (276)       26,521
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7,601        34,273         2,116           (101)       43,889
Other assets                    74,365           129         5,899        (62,054)       18,339
                              --------  ------------  -------------  ------------  ------------
Total assets                  $130,595       $76,475       $13,452      $(101,379)     $119,143
                              ========  ============  =============  ============  ============
Current liabilities            $47,068       $11,355        $8,430       $(30,155)      $36,698
Other liabilities              169,841             -         2,202         (2,048)      169,995
                              --------  ------------  -------------  ------------  ------------
Total liabilities              216,909        11,355        10,632        (32,203)      206,693
Total stockholders' (deficit)
  equity                       (86,314)       65,120         2,820        (69,176)      (87,550)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                   $130,595       $76,475       $13,452      $(101,379)     $119,143
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
                              ========  ============  =============  ============  ============



<PAGE 31>


                                            For the Year Ended November 30, 2001
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor      Non-Guarantor                  Total
                               Parent   Subsidiaries    Subsidiaries  Eliminations Consolidated
                              --------  ------------    ------------- ------------ ------------
Net cash provided by
   operating activities        $15,294        $1,281           $1,443         $(25)     $17,993
                             ---------  ------------    ------------- ------------ ------------
Cash flows used in
   investing activities:
  Capital expenditures            (264)       (2,512)             (20)           -       (2,796)
  License-lighting
   technology                   (3,220)            -                -            -       (3,220)
  Purchase of assets
   through acquisition               -             -           (1,889)           -       (1,889)
  Purchase of goodwill
   through acquisition               -             -           (3,965)           -       (3,965)
                             ---------  ------------    ------------- ------------ ------------
Net cash used in
   investing activities         (3,484)       (2,512)          (5,874)           -      (11,870)
                             ---------  ------------    ------------- ------------ ------------
Cash flows (used in)
   provided by financing
   activities:
 Proceeds from bank debt        36,800             -                -            -       36,800
 Proceeds from bank debt
   for acquisition                   -             -            5,900            -        5,900
 Principal payments on
   long term debt              (51,715)            -             (831)          31      (52,515)
 Proceeds from sale of
   common stock through
   Employee Stock
   Purchase Plan                   155             -                -            -          155
                             ---------  ------------    ------------- ------------ ------------
Net cash (used in) provided
   by financing activities     (14,760)            -            5,069           31       (9,660)
                             ---------  ------------    ------------- ------------ ------------
Net (decrease) increase
   in cash                      (2,950)       (1,231)             638            6       (3,537)
Cash at beginning of year        4,091           690               36            -        4,817
                             ---------  ------------    ------------- ------------ ------------
Cash at end of year             $1,141         $(541)            $674           $6       $1,280
                             =========  ============    ============= ============ ============


                                            For the Year Ended November 30, 2000
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 24,040    $ (1,764)       $    58      $   (59)       $22,275
                             ---------  ------------  -------------  ------------  ------------
Cash flows used in
   investing activities:
  Capital expenditures          (2,123)       (325)           (20)           -         (2,468)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in
   investing activities         (2,123)       (325)           (20)           -         (2,468)
                             ---------  ------------  -------------  ------------  ------------
Cash flows used in
   financing activities:
  Proceeds from bank debt        4,250                                                  4,250
  Principal payments of
   bank debt                    (4,250)                                                (4,250)
  Principal payments on
   long term debt              (23,620)                       (29)          29        (23,620)
  Other financing activities        (2)                                                    (2)
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                  (23,622)           -           (29)          29        (23,622)
                             ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                      (1,705)      (2,089)            9          (30)        (3,815)
Cash at beginning of year        5,748        2,828            26           30          8,632
                             ---------  ------------  -------------  ------------  ------------
Cash at end of year           $  4,043    $     739       $    35       $    -        $ 4,817
                             =========  ============  =============  ============  ============

<PAGE 32>

                                            For the Year Ended November 30, 1999
                                            ------------------------------------
                                                         (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                               Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Net cash provided by
  operating activities        $ 15,269      $  7,205      $    (264)     $    (25)    $  22,185
                             ---------  ------------  -------------  ------------  ------------
Cash flows provided by
   (used in) investing
   activities:
  Capital expenditures            (165)       (5,335)           (33)            -        (5,533)
  Purchases of marketable
   securities                  (63,966)                                                 (63,966)
  Sales of marketable
   securities                  151,346                                                  151,346
                             ---------  ------------  -------------  ------------  ------------
Net cash provided by
   (used in) investing
   activities                   87,215        (5,335)           (33)            -        81,847
                             ---------  ------------  -------------  ------------  ------------
Cash flows used in
   financing activities:
  Principal payments on
   long-term debt              (12,264)                                                 (12,264)
  Dividends paid                (3,720)                                                  (3,720)
  Proceeds from issuance of
   preferred stock             106,000                                                  106,000
  Proceeds from subordinated
   debt                        124,103                                                  124,103
  Proceeds from bank debt       94,900                                                   94,900
  Common stock retired        (415,948)                                                (415,948)
  Other financing activities     1,031                          (26)           26         1,031
                             ---------  ------------  -------------  ------------  ------------
Net cash used in financing
   activities                 (105,898)            -            (26)           26      (105,898)
                             ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                      (3,414)        1,870           (323)            1        (1,866)
Cash at beginning of year        9,162           958            349            29        10,498
                             ---------  ------------  -------------  ------------  ------------
Cash at end of year           $  5,748    $    2,828     $       26     $      30    $    8,632
                             =========  ============  =============  ============  ============


<PAGE 33>


Note 14:Selected Quarterly Financial Data (Unaudited)
A summary of selected quarterly information for 2001 and 2000 is as follows:
                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
2001 Quarter Ended      Feb. 28    May  31     Aug. 31     Nov. 30     Total*
------------------------------------------------------------------------------
Net Sales               $41,538   $46,309      $46,404    $45,696  $179,947
Gross Profit             20,364    23,498       24,003     23,279    91,144
Net (Loss) Income
  Available to Common
  Shareholders           (1,909)      180          678        526      (526)
------------------------------------------------------------------------------
Net (Loss) Income Per
 Common Share
 (Basic and Diluted)    $  (.77)  $   .07     $    .27    $   .21  $   (.21)
==============================================================================
                                      (in thousands except per share amounts)
------------------------------------------------------------------------------
2000 Quarter Ended      Feb. 29    May  31     Aug. 31     Nov. 30     Total*
------------------------------------------------------------------------------
Net Sales               $39,465   $46,222      $44,611    $43,690  $173,988
Gross Profit             19,218    22,957       21,896     21,493    85,565
Net (Loss) Income
  Available to Common
  Shareholders           (1,427)      784         (401)      (673)   (1,717)
------------------------------------------------------------------------------
Net (Loss) Income Per
 Common Share
 (Basic and Diluted)    $  (.59)  $   .33     $   (.16)   $  (.28) $   (.71)
==============================================================================

*Due to rounding differences, the totals for the fiscal years ended November 30, 2001 and 2000 may not equal the sum of the respective items for the four quarters then ended.

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

Information regarding the Executive Officers of the Company is set forth in
Part I of this Form 10-K on pages 7 and 8.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS

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


<PAGE 34>



Advisors. As a result of the Merger, Fremont Investors obtained control of the Company in June 1999.

Mr. Froy is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in fiscal 2001.

The Company and Fremont Partners L.L.C., a shareholder of the Company, entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services.

In connection with the purchase by Mr. Bilbrough, Juno's President and Chief Executive Officer, of shares of the Company's common stock, the Company made a loan to him in the principal amount of $199,968.33. All of the proceeds of this loan were used to pay a portion of the purchase price of the shares. Subject to certain terms and conditions, Mr. Bilbrough will not owe any interest on this debt on or before May 22, 2010 and will owe 18% per annum thereafter on any remaining balance. As of November 30, 2001, the outstanding balance of Mr. Bilbrough's debt was $199,968.33.

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

            Report of Independent Accountants
            ---------------------------------
            The Report of the Company's Independent Accountants,
            PricewaterhouseCoopers LLP, dated January 9, 2002, on the consolidated financial statements as of and for the fiscal years ended November 30, 2001, November 30, 2000, and November 30, 1999, is filed as a part of this Annual Report on Form 10-K on page 14.

  14(a)(2). Financial Statement Schedule:
            -----------------------------
            The following financial statement schedule is submitted in response to this Item 14(a)2 on page 39 of this Annual Report on Form 10-K.

            Schedule II - Valuation and Qualifying Accounts and Reserves.

            Report of Independent Accountants Relating to Schedule.
            -------------------------------------------------------
            The Report of the Company's Independent Accountants,
            PricewaterhouseCoopers LLP, on the financial statement schedule, insofar as the information therein relates to November 30, 2001 and November 30, 2000 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 35.

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


<PAGE 35>



                     Report of Independent Accountants on
                     ------------------------------------
                         Financial Statement Schedule
                         ----------------------------




To the Board of Directors
 of Juno Lighting, Inc.



Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 9, 2002, appearing on page 14 of this 2001 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 14(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PricewaterhouseCoopers LLP
Chicago, Illinois
January 9, 2002




<PAGE 36>




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

                 3.3 Certificate of Designation of Series B Convertible Preferred Stock of Juno Lighting, Inc. filed as exhibit 3.1 to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 2000.

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

<PAGE 37>

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

                10.2(c) Juno Lighting, Inc. 401(K) Plan, Amended and Restated
                        effective December 1, 1987, executed June 1, 1994.

                10.2(d) Juno Lighting, Inc. 401(K) Trust, effective December
                        1, 1985, executed June 1, 1994.

                10.2(e) Amendment to Juno Lighting, Inc. 401(K) Plan,
                        effective September 1, 1994, executed September 12,
                        1994.

                10.3 Management Services Agreement, dated as of June 30, 1999, by and between Juno Lighting, Inc. and Fremont Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.4 Credit Agreement, dated as of June 29, 1999, by and among Juno Lighting, Inc. and Bank of America, N.A., Credit Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

                10.4(a) First Amendment to Credit Agreement, dated as of June
                        30, 2000 among Juno Lighting, Inc., Bank of America, N.A., Credit Suisse First Boston and certain other lenders party thereto filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q (SEC File No. 0-11631)for the quarter ended May 31, 2000.

                10.4(b) Second Amendment to Credit Agreement dated as of
                        August 27, 2001, among Juno Lighting, Inc., Juno Lighting, Ltd., Bank of America, N.A., Credit Suisse First Boston and certain lenders party thereto filed as Exhibit 10.5(b) to the Quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended August 31, 2001.

                10.5 1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

                16.1 The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0-11631).

14(b)     Reports on Form 8-K
          -------------------
          No reports on Form 8-K for the three months ended November 30, 2001 were filed by the Company with the Securities and Exchange Commission.

<PAGE 38>

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2002.

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

     Signatures                 Title                       Date
     ----------                 -----                       ----

/s/T. Tracy Bilbrough           Director, Chief             February 28, 2002
---------------------           Executive Officer
T. Tracy Bilbrough


/s/George J. Bilek              Vice President, Finance     February 28, 2002
------------------              Secretary, and Treasurer
George J. Bilek                 (Principal Financial and
                                Accounting Officer)

/s/Robert Jaunich, II           Director, Chairman of       February 28, 2002
---------------------           The Board
Robert Jaunich, II


/s/Mark N. Williamson           Director                    February 28, 2002
---------------------
Mark N. Williamson


/s/Daniel DalleMolle            Director                    February 28, 2002
---------------------
Daniel DalleMolle


/s/Michael M. Froy              Director                    February 28, 2002
------------------
Michael M. Froy

<PAGE 39>

                                    JUNO LIGHTING, INC. AND SUBSIDIARIES

                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               (in thousands)
                               ===============================================


Column A                                  Column B      Column C      Column D      Column E      Column F
--------                                  --------      --------      --------      --------      --------
                                                                                    Other
                                          Balance       Charged                     charges
                                             at         to costs      Deductions    add (deduct)  Balance
                                          beginning       and          describe     describe      at end
Description                               of period     expenses          (a)         (b)         of period
-----------                               ---------     --------      ----------    -----------   ---------
Deducted from assets to which they
     apply:

  Allowance for doubtful accounts:
     Year ended November 30, 2001         $1,151           $76           $251           $1           $977
     Year ended November 30, 2000          1,382           (38)           191           (2)         1,151
     Year ended November 30, 1999          1,205           263             88            2          1,382

----------------------------------

NOTE:

  (a)  Write off of bad debts, less recoveries.
  (b)  Foreign currency translation.

<PAGE 40>

                                                                EXHIBIT INDEX

Exhibit
Number                                                                   Page
-------                                                                  ----

The following exhibits are filed herewith:

  11.1    Computations of Net Income Per Common Share.                    42
                                                                         ----
  21.1    Subsidiaries of the Registrant.                                 43
                                                                         ----
  23.1    Consent of PricewaterhouseCoopers LLP.                          44
                                                                         ----

The following exhibits are incorporated herein by reference:

   2.1    Agreement and Plan of Recapitalization and Merger dated        ----
          as of March 26, 1999 among Fremont Investors I, LLC,
          Jupiter Acquisition Corp., and Juno Lighting, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on March 29, 1999.

   2.2    Purchase Agreement dated June 24, 1999 by and among Juno       ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc., Banc of
          America Securities LLC and Credit Suisse First Boston
          Corporation, filed as Exhibit 1.1 to the Company's
          Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   3.1    Amended and Restated Certificate of Incorporation,             ----
          as amended, of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's Registration Statement on Form S-4 (SEC
          File No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

   3.2    By-Laws of Juno Lighting, Inc., as amended, filed as           ----
          Exhibit 3.2 to the Company's Annual Report on Form
          10-K (SEC File No. 0-11631) for the fiscal year ended
          November 30, 1987.

   3.2(a) Amendment to By-Laws of Juno Lighting, Inc. filed as           ----
          Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1991.

   3.3    Certificate of Designation of Series B Convertible             ----
          Preferred Stock of Juno Lighting, Inc. filed as
          exhibit 3.1 to the Company's Annual Report on Form 10-K
         (SEC File No. 0-11631) for the fiscal year ended
          November 30,2000.

   4.1    Indenture, dated as of June 30, 1999, by and among Juno        ----
          Lighting, Inc., Juno Manufacturing, Inc., Indy Lighting,
          Inc., Advanced Fiberoptic Technologies, Inc. and Firstar
          Bank of Minnesota, N.A., as Trustee for the 11 7/8% Senior Subordinated Notes due 2009, filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange Commission on August 27, 1999.

   4.2    Registration Rights Agreement, dated as of June 30, 1999,      ----
          by and among Juno Lighting, Inc., Juno Manufacturing, Inc.,
          Indy Lighting, Inc., Advanced Fiberoptic Technologies,
          Inc., Banc of America Securities LLC and Credit Suisse
          First Boston Corporation, filed as Exhibit 4.2 to the
          Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.1    Juno Lighting, Inc. 1993 Stock Option Plan, as amended,        ----
          filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 1994.


<PAGE 41>



  10.2    Juno Lighting, Inc. 401(k) Plan, Amended and Restated          ----
          effective December 1, 1999, executed June 30, 2000, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended
          May 31, 2000.

  10.2(a) Juno Lighting , Inc. 401(k) Trust Agreement, effective         ----
          July 1, 2000, executed June 28, 2000, filed as Exhibit
          10.1(a)to the company's quarterly report on Form 10-Q (SEC
          File No.0-11631) for the quarter ended May 31, 2000.

  10.2(b) Amendment to the 401(k) Trust Agreement with Juno              ----
          Lighting, Inc. effective July 1, 2000, executed
          June 29, 2000, filed as Exhibit 10.1(b) to the
          Company's quarterly report on Form 10-Q (SEC File No.
          0-11631) for the quarter ended May 31, 2000.

  10.2(c) Juno Lighting, Inc. 401(K) Plan, Amended and Restated          ----
          effective December 1, 1987, executed June 1, 1994.

  10.2(d) Juno Lighting, Inc. 401(K) Trust, effective December 1,        ----
          1985, executed June 1, 1994.

  10.2(e) Amendment to Juno Lighting, Inc. 401(K) Plan, effective        ----
          September 1, 1994, executed September 12, 1994.

  10.3    Management Services Agreement, dated as of June 30,            ----
          1999, by and between Juno Lighting, Inc. and Fremont
          Partners, L.L.C., filed as Exhibit 10.9 to the Company's Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.4    Credit Agreement, dated as of June 29, 1999, by and            ----
          among Juno Lighting, Inc. and Bank of America, N.A., Credit
          Suisse First Boston Corporation and certain other lenders party thereto, filed as Exhibit 10.10 to the Company's Registration Statement on Form S-4 (SEC File
          No. 0-11631) filed with the Securities and Exchange
          Commission on August 27, 1999.

  10.4(a) First Amendment to Credit Agreement, dated as of June          ----
          30, 2000 among Juno Lighting, Inc., Bank of America,
          N.A., Credit Suisse First Boston and certain other lenders party thereto filed as Exhibit 10.2 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

  10.4(b) Second Amendment to Credit Agreement, dated as of              ----
          August 27, 2001, among Juno Lighting, Inc., Juno
          Lighting, Ltd., Bank of America, N.A., Credit Suisse
          First Boston and certain other lenders party thereto filed as Exhibit 10.5(b) to the Company's Quarterly report on Form
          10-Q (SEC File No. 0-11631) for the quarter ended
          August 31, 2001.

  10.5    1999 Stock Award and Incentive Plan, filed as Annex D          ----
          to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No.
          0-11631) filed with the Securities and Exchange
          Commission on May 28, 1999.

  16.1    The information has been previously reported in a              ----
          Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992
          (SEC File No. 0-11631).




<PAGE 42>


                                                                  Exhibit 11.1



                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                  COMPUTATIONS OF NET INCOME PER COMMON SHARE
                  ===========================================


                                        2001          2000          1999
                                    -----------   -----------   -----------
Average number of common shares
  outstanding during the year         2,481,928     2,426,490    11,127,286
                                    -----------   -----------   -----------

  Common equivalents:
    Shares issuable under
      outstanding options                     -             -       141,862

    Shares which could have
      been purchased based
      on the average market
      value for the period                    -             -       130,630
                                    -----------   -----------   -----------
  Shares for the portion of the
    period that the options
    were outstanding                          -             -        11,232

Average number of common and
  common equivalent shares
  outstanding during the year         2,481,928     2,426,490    11,138,518
                                    ===========   ===========   ===========

NET (LOSS) INCOME available to
  common shareholders                 $(525,900)  $(1,716,819)  $13,739,828
                                    ===========   ===========   ===========

NET (LOSS) INCOME PER COMMON SHARE
  (Basic and Diluted)                     $(.21)        $(.71)        $1.23
                                          =====         =====         =====



<PAGE 43>

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




<PAGE 44>




                                                                 Exhibit 23.1





                      Consent of Independent Accountants
                      ----------------------------------




We hereby consent to the incorporation by reference of our report dated January 9, 2002 appearing on page 14 of this Annual Report on Form 10-K of Juno Lighting, Inc. for the fiscal year ended November 30, 2001. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 35 of this Form 10-K.





                                                  PricewaterhouseCoopers LLP
                                                           Chicago, Illinois
                                                           February 28, 2002



<PAGE 45>



                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2002.

                              JUNO LIGHTING, INC.


                              By:
                                   -------------------------------
                                   T. Tracy Bilbrough
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                  Title                       Date
    ----------                  -----                       ----


---------------------           Director, Chief             February 28, 2002
T. Tracy Bilbrough              Executive Officer




----------------------          Vice President, Finance     February 28, 2002
George J. Bilek                 Secretary, and Treasurer
                                (Principal Financial and
                                Accounting Officer)



----------------------          Director, Chairman of       February 28, 2002
Robert Jaunich, II              The Board




----------------------          Director                    February 28, 2002
Mark N. Williamson



                                Director                    February 28, 2002
----------------------
Daniel DalleMolle




---------------------           Director                    February 28, 2002
Michael M. Froy


l:\form10-k\200010k.wpd