Form 10-K/A
period 2001-11-30
JUNO LIGHTING INC
filed 2002-03-28
CIK 723888

<PAGE >1
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934
      For the Fiscal Year Ended November 30, 2001

                              OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Transaction Period from     to
                                       --    --

      Commission File number 0-11631

                                JUNO LIGHTING, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                          36-2852993
 ------------------------------                    --------------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification Number)


   1300 S. Wolf Road
   P.O. Box 5065
   Des Plaines, Illinois                             60017-5065

Registrant's telephone number, including area code: (847) 827-9880

            -----------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                       None

Securities registered pursuant to Section 12(g) of the Act:

                       Common Stock, par value $.001 per share

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X No   .
                                        --   --
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  Yes X No   .
                                  --   --
Aggregate market value of voting stock held by non-affiliates of the registrant, based upon the price of the stock as reported by the National Association of Securities Dealers Automated Quotations System, on March 15, 2002: $22,761,549.

At March 15, 2002, 2,500,389 shares of common stock were outstanding.

Documents Incorporated by Reference: The Company's Annual Report on Form 10-K filed on February 28, 2002 for the fiscal year ended November 30, 2001.

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended November 30, 2001, as follows:

         Part III, Items 10-12 are hereby amended as follows:

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND OFFICERS

There are currently five directors on the Board of Directors ("Board") of Juno Lighting, Inc. (the "Company"). The persons listed below as nominees to be elected as directors have been recommended by the Board and, if elected, will serve for a term ending at the 2003 Annual Meeting of Stockholders or until their successors are elected and qualified.

The names of the nominees, together with certain additional information, are set forth below. Additional information includes business experience during the last five years and other directorships currently held with corporations whose securities are registered under Section 12 of the Securities Exchange Act of 1934 and certain other corporations. To the knowledge of the Company, there are no family relationships between any director or executive officer
and any other director or executive officer.   None of the directors has been
involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K.

NOMINEES

Robert Jaunich II.... Age 62.  Director and Chairman of the Board since June
                      30, 1999.

                      Member of the Stock Option and Compensation Committees.

                      Business experience during the last five years:
                        President and Chief Executive Officer of Fremont
                          Investors I, LLC since May 1998.
                        Managing Director of Fremont Partners, L.P. and a
                          member of FP Advisors, L.L.C. since 1996.

                        Member of the Board of Directors of Fremont Group
                          since 1991.
                      Other Directorships:
                        Kinetic Concepts, Inc.
                        Kerr Group, Inc.
                        CNF Transportation, Inc.
                        Chairman of the Managing General Partner of Crown
                          Pacific Partners, L.P.
                        Chairman of the Board of Software Architects, Inc.

Mark N. Williamson....Age 39.  Director since June 30, 1999.

                      Member of the Audit, Stock Option and Compensation
                       Committees.

                      Business experience during the last five years:
                        Vice President and Treasurer of Fremont Investors I,
                          LLC since May 1998.
                        Managing Director of Fremont Partners, L.P. and a
                          member of FP Advisors, L.L.C. since 1996.
                        Managing Director of the Harvard Private Capital
                          Group, Inc. from August 1991 until May 1996.

                      Other Directorships:
                        Member of the Board of Software Architects, Inc.

T. Tracy Bilbrough....Age 45.  Director since May 2000.  President and Chief
                      Executive Officer since May 2000.

                      Business experience during the last five years:
                        President   Commercial Division of Thomas & Betts
                          Corp. from 1997 to 2000.
                        President   Eastern Hemisphere Black & Decker Corp.
                          from 1995 to 1997.

                      Other Directorships:
                        None.

Daniel DalleMolle.....Age 51.  Director since February 2000.

                      Member of the Audit Committee.

                      Business experience during the last five years:
                        President, Chief Executive Officer of
                          Enesco Group, Inc. since 2001.
                        Group President, Hardware and Tool Companies of Newell
                          Rubbermaid, Inc. from 1999 until 2001.
                        President and Chief Operating Officer of Intermatic
                          Incorporated from 1998 until 1999.
                        President of Lee Rowan Company of Newell Rubbermaid,
                          Inc. from 1996 until 1998.

                      Other Directorships:
                        Enesco Group, Inc.

Michael Froy..........Age 43.  Director since September 2000.

                      Member of the Audit Committee.

                      Business experience during the last five years:
                        Partner, Sonnenschein Nath & Rosenthal, outside legal
                         counsel for the Company.

                      Other Directorships:
                        None.


Information regarding the executive officers of the Company is set forth on pages 7 and 8 in Part I of the Form 10-K filed with the Commission on February 28, 2002, and is incorporated herein by reference.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of the Company's outstanding common stock ("Common Stock"), to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater-than-10% beneficial owners are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to the Company, and/or written representations from certain reporting persons that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners during or with respect to the year ended November 30, 2001 were met.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

The following Summary Compensation Table includes individual compensation information regarding all compensation awarded to, earned by, or paid during the fiscal years ended November 30, 2001, 2000, and 1999 to the Company's Chief Executive Officer and the four other most highly compensated executive officers who were serving at the end of fiscal year 2001.

As reflected in the following table, the Chief Executive Officer and the four other most highly paid executive officers of the Company currently participate in the Company's 401(k) Plan. In addition, the named executives participate in, and have received grants under, the Company's Stock Option Plans, including the Company's 1999 Stock Award and Incentive Plan and 1993 Stock Option Plan.

==============================================================================
                                              SUMMARY COMPENSATION TABLE
==============================================================================
                                  Annual
                                  Compensation      Long-Term Compensation
------------------------------------------------------------------------------
                                                             Securities                All Other
Name &                                                       Underlying  Restricted Compensation
Principal Position                  Year   Salary     Bonus  Options/SARs  Stock       ($)(1)
------------------------------------------------------------------------------------------------
T. Tracy Bilbrough (2)                  2001     $350,000   $ 75,063           --      -       $ 11,051
 President and Chief Executive Officer  2000      175,000    100,000      375,000   3,500       117,603(3)

Glenn R. Bordfeld (4)                   2001     $271,747   $ 25,236            -               $11,051
 Executive Vice President, Chief        2000      262,500     13,125            -       -        10,400
 Operating Officer, President           1999      224,077    156,439(4)    47,000      --        10,400
 Juno Lighting Division

George J. Bilek                         2001     $206,527   $ 24,911            -       -       $11,051
Vice President, Finance,                2000      198,500      9,975            -      --        10,400
Treasurer and Secretary                 1999      196,923    156,439(4)    29,375       -        10,400


Charles F. Huber                        2001     $209,789   $ 17,546            -       -       $11,051
 Vice President, Engineering            2000      202,650     10,133            -      -         10,400
 and Special Projects                   1999      199,404    156,439(4)    29,375       -        10,400

Jacques P. LeFevre                      2001     $203,158   $ 14,868            -       -       $11,051
 Vice President, President              2000      198,708                  23,500               10,400
 Indy Lighting Division                 1999      189,167    154,900(4)         -               10,400


(1) Includes Juno's matching and discretionary contributions under the 401(k) Plan. Amounts are included without regard to vesting of any Juno discretionary contributions.
(2) Mr. Bilbrough became President and Chief Executive Officer in May 2000.
(3) Includes $109,603 for relocation expenses.
(4) This includes a $150,000 transaction bonus paid to the executive officer as a result of the merger the company engaged in that became effective on June 30, 1999, pursuant to a Change of Control Benefits Agreement ( as more particularly described in form of Change of Control Benefits Agreement filed as an exhibit hereto) that was terminated effective
    April 3, 2001.

STOCK OPTION EXERCISES AND YEAR-END VALUE TABLE

The following table discloses, for each of the executive officers listed, information regarding stock options exercised during, or held at the end of, the fiscal year ended November 30, 2001 pursuant to the Company's Stock Option Plans.

                            Aggregated Option/SAR Exercises in Last Fiscal Year
                                 and Fiscal Year-End Option/SAR Values
                                             Number of Securities                 Value of Unexercised
                                            Underlying Unexercised               In-the-Money Options/SARs
                                        Options/SARs at Fiscal Year-End          at Fiscal Year-End ($)(3)
                      Number of
                       Shares
                      Acquired on    Value
      Name             Exercise     Realized($)  Exercisable(1) Unexercisable(2) Exercisable Unexercisable
T. Tracy Bilbrough        0            0         150,000            225,000           0           0
Glenn R. Bordfeld         0            0          26,800             28,200           0           0
George J. Bilek           0            0          31,750             17,625           0           0
Charles F. Huber          0            0          31,875             17,625           0           0
Jacques P. LeFevre        0            0          35,875             17,625           0           0

(1) All exercisable options outstanding at the end of the fiscal year ended November 30, 2001 are nonqualified stock options except for an aggregate of 68,000 incentive options ("ISOs") that were granted at 100% of the fair market value of Juno's common stock on the date of grant, including 8,000 ISOs held by Mr. Bordfeld, 20,000 ISOs held by Mr. Bilek, 20,000 ISOs held by Mr. Huber and 30,000 ISOs held by Mr. LeFevre. Such options will expire at various dates between December 9, 2003 and November 9, 2010.

(2) All unexercisable options outstanding at the end of the fiscal year ended November 30, 2001 are nonqualified stock options. All such options were granted at not less than 100% of the fair market value of Juno's common stock on the date of the grant. In general, up to 20% of the shares covered by each option may be purchased commencing on the first anniversary of the date of the grant, which amount increases by 20% on each anniversary thereafter, except Mr. Bilbrough's options, 20% of which vested on the date of grant and an additional 20% of which will vest on
    each of the four anniversaries thereafter.   These options cannot be
    exercised after the expiration of ten years from the date of grant.

(3) Total value of options is based on the difference between the fair market value of Company Stock of $11.80 as of November 30, 2001, and the exercise price per share of the options.

Currently, Messrs. Jaunich and Williamson comprise the compensation committee of Juno's board of directors. Mr. Williamson is not an executive officer of Juno. Mr. Jaunich serves as Juno's Chairman of the Board. Mr. Jaunich is President and Chief Executive Officer of Fremont Investors and Mr. Williamson is Vice President and Treasurer of Fremont Investors. Messrs. Jaunich and Williamson are each Managing Directors of Fremont Partners, L.P. As a result of the Merger, Fremont Investors obtained control of the Company in June 1999.

Juno and Fremont Partners L.L.C. entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with Juno's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services.

Compensation Committee and Stock Option Committee Reports on Executive Compensation

Juno's executive compensation policy is designed to maintain a competitive compensation program in order to attract and retain well qualified management and to provide management with the incentive to accomplish Juno's financial and operating objectives. Compensation for executives generally consists of cash compensation in the form of annual base salary and performance-based bonuses and long-term incentive compensation in the form of stock options.

Juno's executive compensation program is administered by the compensation committee of the board of directors and, with respect to stock options and SARs under Juno's Stock Option Plans, by the stock option committee.

In setting cash compensation levels for executive officers the compensation committee considers the performance of Juno and of the individual officer, including the assumption of new duties by the officer. While Juno's overall financial performance, particularly operating income, is taken into account, base salaries for executive officers are primarily determined by the compensation committee's subjective assessment of the executive's individual performance.

In addition to base salary, the compensation committee has an incentive bonus plan applicable to Messrs. Bilbrough, Bordfeld, Bilek, Huber, LeFevre, as well as Mr. Daniel Macsherry, Vice President Business Development, Mr. Richard Stam, Juno's Vice President of Sales, Mr. Scott Roos, Vice President, Product Management and Development and Mr. W. Allen Fromm, Vice President, Purchasing and Supplier Development. The incentive bonus plan provides for the payment of cash bonuses to these executives pursuant to a formula based on levels of Juno's EBITDA. Juno paid bonuses earned in fiscal 2001 pursuant to this plan to all of the aforementioned executives.

In determining the salary to be paid to the Chief Executive Officer in any fiscal year, in addition to the factors set forth above, which are applicable to all executive officers, the compensation committee also compares base salaries of presidents and chief executive officers of other companies of similar size and engaged in manufacturing businesses similar to Juno's. Some but not all of the companies used for salary comparison purposes are companies listed in the peer group of companies for which cumulative total return information is provided in the "Performance Graphs" section below. Although the compensation committee takes into account all of the factors described above in determining an appropriate base salary for Mr. Bilbrough, it does not engage in any particular weighing of these factors (other than the emphasis placed on individual performance). Juno's success in meeting its financial goals is one of the factors that the compensation committee considers in determining the Chief Executive Officer's base salary. It should be noted that Mr. Bilbrough does not participate in compensation committee discussions or decisions regarding his compensation.

Under Juno's Stock Option Plans, stock options have been awarded to certain key employees, including Juno's executive officers. All currently outstanding stock options were granted with an exercise price equal to or greater than the market price of the common stock on the date of grant and vest over a period of time. This approach is designed to encourage the creation of stockholder value over the long term since the full benefit of the compensation package generally cannot be realized unless stock price appreciation occurs over a number of years. The stock option committee determines the size of awards of stock options and SARs to executives based on similar factors as are used to determine base salaries.

In addition to salary, stock options and SARs, Juno's compensation package includes matching and discretionary contributions to a 401(k) plan, medical and life insurance and other benefits.

Finally, the compensation committee reviews the possible effect on Juno of the limitations on deductibility of executive compensation under Section 162(m) of the Internal Revenue Code. The compensation committee does not believe that such section will be applicable to Juno in the foreseeable future but will review Juno's compensation practices as circumstances warrant.

Compensation Committee                    Stock Option Committee
-----------------------                   -----------------------
Robert Jaunich II                         Robert Jaunich II
Mark N. Williamson                        Mark N. Williamson

PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE RETURN
AMONG JUNO LIGHTING, INC. , NASDAQ STOCK MARKET INDEX
(U.S. COMPANIES) AND A SELF-DETERMINED
PEER GROUP INDEX (F1)
------------------------------------------------------------------------------
                  JUNO             NASDAQ Stock          Self-Determined
FISCAL YEAR    LIGHTING, INC.   Market Index (U.S.)    Peer Group Index (F2)
------------------------------------------------------------------------------
11/30/96         100.00             100.00                 100.00
------------------------------------------------------------------------------
11/30/97         126.7              124.6                  124.5
------------------------------------------------------------------------------
11/30/98         156.6              152.7                  110.6
------------------------------------------------------------------------------
11/30/99          79.0              262.8                   91.1
------------------------------------------------------------------------------
11/30/00          38.9              203.7                   79.6
------------------------------------------------------------------------------
11/30/01          61.0              151.7                   75.3
------------------------------------------------------------------------------
(F1) Cumulative return assumes reinvestment of dividends. This table assumes $100.00 was invested in Juno Common Stock, the NASDAQ Stock Market Index (U.S.) And the NASDAQ Electrical Component Index on November 30, 1996.

(F2)The nine companies in the Self-Determined Peer Group are: Advanced Lighting Technologies Inc., Catalina Lighting Inc., Cooper Industries Inc., Genlyte Group Inc., Hubbell Inc., LSI Industries Inc., National Service Industries Inc., SLI Inc., and US Industries Inc New; provided that the Company stopped including Catalina Lighting Inc. in the peer group index after May 2001 because at that time Catalina's stock stopped trading on the New York Stock Exchange and began selling on the OTC Bulletin Board, for which relevant data is unavailable.

The stock price performance depicted in the foregoing performance graph is not necessarily indicative of future price performance. This performance graph shall not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933 or the Securities Exchange Act on 1934.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

The following table sets forth, as March 15, 2002, the number and percentage of outstanding shares of Common Stock beneficially owned by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock.

                                                                    Percentage of Outstanding
                                       Shares Beneficially Owned    Shares Beneficially Owned
          Name and Address             Common          Preferred    Common          Preferred

Fremont Investors I, L.L.C. (1)
   199 Fremont Street, 23rd Floor
   San Francisco, CA 94105             597,866(2)      1,051,970     74.0%(3)        98.92%

Farallon Partners, L.L.C. (4)
   One Maritime Plaza, Suite 1325
   San Francisco, CA 94111             520,526                 0     20.8%           0%

Abrams Capital, LLC (5)
   425 Boylston Street, Suite 3
   Boston, MA 02116                    427,111                 0     17.1%           0%

RS Investment Management Co. LLC (6)
       338 Market Street, Suite 200
       San Francisco, CA 94111         243,500                 0       9.7%          0%

(1) Based on a Schedule 13D/A filed on March 11, 2002, by Fremont
    Investors I, L.L.C. ("Fremont LLC"), Fremont Partners, L.P. ("Fremont LP"), FP Advisors, L.L.C. ("FP Advisors"), Fremont Group, L.L.C.
    ("Fremont Group"), Fremont Investors, Inc. ("Fremont Inc."), Fremont Investors I CS, L.L.C. ("Fremont CS LLC") and Fremont Partners, L.L.C. Fremont LLC beneficially owns and exercises the power to vote or direct the disposition of, 1,051,590 shares of preferred stock. Each of (a) Fremont LP, the managing member of each of Fremont LLC and of Fremont CS LLC, (b) FP Advisors, the general partner of Fremont LP, (c) Fremont Group, the managing member of each of FP Advisors and Fremont Partners, L.L.C., and (d) Fremont Inc., the manager of Fremont Group, exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of (i) 1,051,590 shares of preferred stock owned by Fremont LLC and (ii) 597,866 shares of common stock owned by Fremont CS LLC. In addition, Fremont Group and Fremont Inc. exercise shared power to vote or direct the vote and shared power to dispose or direct the disposition of (i) the 1,051,590 shares of preferred stock owned by Fremont LLC and (ii) the 380 shares of preferred stock owned by Fremont Partners, L.L.C. Each of the above parties, as part of a "group" under Exchange Act Rule 13d-5(b)(1), may be deemed to beneficially own 1,051,970 shares of preferred stock and 597,866 shares of common stock.

(2) The 597,866 shares of common stock depicted in the above table as beneficially owned by such parties does not include 4,982,828 shares of common stock that may be obtained upon conversion as of March 15, 2002 of 1,051,970 shares of preferred stock.

(3) Pursuant to Rule 13d-3(d)(1) of the Exchange Act, the 4,982,828 shares of common stock that such parties may obtain by converting the 1,051,970 shares of preferred stock that they own are deemed outstanding common stock for the purpose of computing the percentage of common stock owned by such parties, but not for the purpose of computing the percentage of common stock owned by any other person.

(4) Based on a Form 4 dated February 8, 2001 delivered to the Company by counsel for and on behalf of Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., Farallon Capital Management, L.L.C., Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer and Mark C. Wehrly and based on a Schedule 13D filed on September 20, 1999, Farallon Capital Partners, L.P. ("FCP") beneficially owns and exercises shared voting and dispositive power with respect to 115,234 shares of common stock. Farallon Partners, L.L.C. ("FAPLLC") is the general partner of FCP. FAPLLC is also the general partner of: (i) Farallon Capital Institutional Partners, L.P. ("FCIP"), which beneficially owns and exercises shared voting and dispositive power with respect to 99,557 shares of common stock, (ii) Farallon Capital Institutional Partners II, L.P. ("FCIP II"), which beneficially owns and exercises shared voting and dispositive power with respect to 25,611 shares of common stock, (iii) Farallon Capital Institutional Partners III, L.P. ("FCIP III"), which beneficially owns and exercises shared voting and dispositive power with respect to 41,964 shares of common stock, and (iv) Tinicum Partners, L.P. ("Tinicum"), which beneficially owns and exercises shared voting and dispositive power with respect to 10,152 shares of common stock. FAPLLC disclaims beneficial ownership of all such shares, except as to securities representing its pro rated interest in, and interest in the profits of, the above partnerships. As the registered investment advisor to certain discretionary accounts, Farallon Capital Management, L.L.C. ("FCMLLC") may be deemed to be the beneficial owner of and exercises shared voting and dispositive power with respect to 228,008 shares held by such discretionary accounts. FCMLLC disclaims beneficial ownership of such securities. As managing members of FAPLLC, the following persons may be deemed to be the beneficial owners of shares held by FCP, FCIP, FCIP II, FCIP III and Tinicum: Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B.

    Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Thomas F. Steyer (senior managing member) and Mark C. Wehrly. In addition, as managing members of FCMLLC, which is the registered investment advisor to certain discretionary accounts, each of the individuals listed in the previous sentence may be deemed to be the beneficial owner of the shares in such discretionary accounts. All such individuals disclaim beneficial ownership of all such shares. All of the above parties may be deemed a member of a group holding equity securities of Juno.

(5) Based on a Schedule 13G/A filed on February 14, 2002 by Abrams Capital, LLC ("Abrams LLC"), Abrams Capital Partners I, LP ("Abrams I"), Abrams
    Capital Partners II, LP ("Abrams II") and David C. Abrams, Abrams LLC beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 400,792 shares of common stock. This amount includes shares beneficially owned by the following entities of which Abrams LLC is the sole general partner, each of which exercise shared power to vote or direct to the vote or dispose or direct the disposition of a portion of the total number of shares beneficially owned: (a) Abrams I and (b) Abrams II. David C. Abrams, the managing member of Abrams LLC, beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition 427,111 shares of common stock, which includes the 400,792 shares of common stock reported by Abrams LLC.

(6) Based on a Schedule 13G/A filed on February 14, 2002 by RS Investment Management Co. LLC ("RS Investment LLC"), RS Investment Management, L.P. ("RS LP"), RS Value Group LLC ("RS Value LLC") and The RS Orphan Fund,
    L.P. ("RS Orphan"). RS Investment LLC beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 243,500 shares of common stock. Based on the February 14, 2002 Schedule 13G/A and a Schedule 13G filed on October 11, 2000 by RS Investment LLC, RS Investment LLC is (a) the general partner of RS LP which beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 243,500 shares of common stock and (b) the managing member of RS Value LLC which beneficially owns and exercises shared power to vote or direct the vote of and dispose or direct the disposition of 243,500 shares of common stock. RS Value LLC is the general partner of RS Orphan which beneficially owns and exercises shared power to vote or direct the vote of and dispose or direct the disposition of 155,000 shares of common stock.

Directors' and Executive Officers' Stock Ownership

     The following table sets forth, as of March 15, 2002, the number and percentage of outstanding shares of common stock and preferred stock beneficially owned by: (i) each director, (ii) the executive officers named in the Summary Compensation Table, and (iii) all executive officers and directors as a group. The persons named hold sole voting and investment power with respect to the shares of common and preferred stock listed below, except as otherwise indicated.

                                                                     Percentage of Outstanding
                                     Shares Beneficially Owned       Shares Beneficially Owned
             Name                    Common(1)    Preferred(2)       Common(3)       Preferred
Robert Jaunich II (4)(7)             597,866      1,051,970          74.0%           98.92%
Mark N. Williamson (4)(7)            597,866      1,051,970          74.0%           98.92%
T. Tracy Bilbrough (5)               176,667          3,500           2.34%           *
Daniel DalleMolle (4)                  9,400              0           *               *
Michael M. Froy (4)                    6,000              0           *               *
Glenn R. Bordfeld (6)                 31,175            750           *               *
George J. Bilek (6)                   49,857          1,000           *               *
Jacques LeFevre (6)                   36,550            250           *               *
Charles F. Huber(6)                   33,531            500           *               *

All Juno directors and executive officers
   as a group (14 persons)(8)      5,980,846      1,058,820          79.36%          99.56%

(1) The shares of common stock listed in this column include shares of common stock that the following individuals have the right to acquire within 60 days pursuant to stock options: (a) Mr. Bilbrough's 150,000 shares; (b) Mr. Bordfeld's 26,800 shares; (c)Mr. Bilek's 31,750 shares; (d)Mr. LeFevre's 35,875 shares; (e)Mr. DalleMolle's 9,400 shares and (f) Mr. Huber's 31,750 shares. The shares of common stock listed in this column do not include shares of preferred stock owned by any person, if any, which shares are convertible into common stock at the option of the holder. As of March 15, 2002, each share of Series A Preferred was convertible into
    4.75 shares of common stock and each share of Series B Preferred was convertible into 4.29 shares of common stock.

(2) All shares of preferred stock are Series A Preferred except for the 3,500 shares of preferred stock held by Mr. Bilbrough which are Series B Preferred.

(3) Pursuant to Rule 13d-3(d)(1) of the Exchange Act, shares of the Company's preferred stock owned by a person that may be converted into common stock shall be deemed outstanding common stock for the purpose of computing the percentage of common stock owned by such person but not for the purpose of computing the percentage of common stock owned by any other person.

(4) Director

(5) Executive Officer and Director

(6) Executive Officer

(7) Mr. Jaunich is President and Chief Executive Officer of Fremont I and Mr. Williamson is Vice President and Treasurer of Fremont I. Messrs. Jaunich and Williamson are each managing directors of Fremont LP. They each may be deemed to have beneficial ownership of the shares of common and preferred stock deemed to be beneficially owned by Fremont LLC and its affiliates, but each disclaims any such beneficial ownership. The business address of Messrs. Jaunich and Williamson is 199 Fremont Street, 23rd Floor, San Francisco, California 94105.

(8) Includes 316,619 shares of common stock that eight executive officers have the right to acquire within 60 days of March 15,2002 pursuant to stock options.

*  Less than 1%

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                     JUNO LIGHTING, INC.

                                     By:   /s/ George J. Bilek
                                           ---------------------
                                           George J. Bilek
                                           Vice President, Finance  Treasurer

EXHIBIT NO.                             EXHIBIT INDEX
                                         DESCRIPTION

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

 10.6                   Form of Change of Control Benefits Agreement, filed as
                        Exhibit 10.8 to the Company's Annual Report on Form 10-K/A (File No. 0-11631) for the fiscal year ended November 30, 1998.

 11.1 *                 Computations of Net Income Per Common Share.

 16.1 The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992 (SEC File No. 0-11631).

 21.1 *                 Subsidiaries of the Registrant

 23.1 *                 Consent of PricewaterhouseCoopers LLP.

 * Previously filed on February 28, 2002 with the Company's Form 10-K for the fiscal year ended November 30, 2001.