Form 10-Q
period 2002-02-28
JUNO LIGHTING INC
filed 2002-04-15
CIK 723888

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                February 28, 2002
For the quarterly period ended ...........................................

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from ................... to ....................

                         0-11631
Commission File Number ..........

                                      JUNO LIGHTING, INC.
...........................................................................
                   (Exact name of registrant as specified in its charter)

         Incorporated in Delaware                           36-2852993
...........................................................................
         (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)               Identification No.)

         1300 South Wolf Road, Des Plaines, Illinois           60017-5065
...........................................................................
        (Address of principal executive offices)              (Zip Code)

                               847 - 827 - 9880
...........................................................................
                     (Registrant's telephone number, including area code)


...........................................................................
                     (Former name, former address and former fiscal year,
                                 if changed since last report)

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


There were 2,500,389 shares of common stock outstanding as of March 31, 2002.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================

                                                       (In Thousands)
                                                   February 28,   November 30,
      ASSETS                                          2002            2001
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $    1,346      $    1,280
   Accounts receivable, less allowance for
      doubtful accounts of $975 and $977               29,614          30,348
   Inventories, net                                    21,690          20,735
   Prepaid expenses and miscellaneous                   4,095           4,552
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS               56,745          56,915
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $27,619 and $26,521                               43,153          43,889
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,983 and $1,975                                 7,759           7,835
   Deferred financing costs, net of accumulated
      amortization of $3,449 and $3,124                 6,894           7,219
   Miscellaneous                                        3,243           3,285
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                 17,896          18,339
                                                   ----------      ----------
                                                   $  117,794      $  119,143
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   12,998      $    8,668
   Accrued liabilities                                 12,097          18,969
   Short-term borrowings                                9,800           5,350
   Current maturities of long-term debt                 3,808           3,711
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES          38,703          36,698
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                166,743         169,995
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500          132,192         129,600
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,500,389                                      2               2
   Paid-in-capital                                        674             674
   Accumulated other comprehensive loss                (1,187)         (1,043)
   Shareholder note receivable                           (200)           (200)
   Accumulated deficit                               (219,133)       (216,583)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT                (87,652)        (87,550)
                                                   ----------      ----------
                                                   $  117,794      $  119,143
                                                   ==========      ==========

           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                    February 28, February 28,
                                                       2002          2001
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    41,406   $    41,538

COST OF SALES                                            21,067        21,174
                                                    -----------   -----------
      Gross profit                                       20,339        20,364

SELLING, GENERAL AND ADMINISTRATIVE                      13,073        14,391
COSTS OF TERMINATED ACQUISITION                           3,050             -
                                                    -----------   -----------
      Operating income                                    4,216         5,973
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                      (4,397)       (5,262)

   Interest and dividend income                               4            51

   Miscellaneous                                            246            25
                                                    -----------   -----------
      Total other income (expense)                       (4,147)       (5,186)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                                69           787

TAXES ON INCOME                                              27           301
                                                    -----------   -----------
NET INCOME                                                   42           486

LESS: PREFERRED DIVIDENDS                                 2,592         2,395
                                                    -----------   -----------
NET (LOSS) AVAILABLE TO
      COMMON SHAREHOLDERS                           $    (2,550)  $    (1,909)
                                                    ===========   ===========

NET (LOSS) PER COMMON SHARE
     (BASIC AND DILUTED)                                 $(1.02)       $ (.77)
                                                          ======         =====




           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
             =======================================================

                                                             (In Thousands)
                                                            Three Months Ended
                                                            February 28, 2002
                                                            ----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                      $  (216,583)

PREFERRED DIVIDEND                                                 (2,592)

NET INCOME, three months ended
      February 28, 2002                                                42
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $ (219,133)
                                                               ==========


            (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Three Months Ended
                                                  ---------------------------
                                                  February 28,    February 28,
                                                      2002            2001
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS USED IN OPERATING
    ACTIVITIES:

    Net income                                    $       42       $     486
    Adjustments to reconcile net income
       to net cash used in operating
       activities:
           Depreciation and amortization               1,466           1,471
           Deferred compensation                          18              18
       Changes in operating assets and liabilities:
           Decrease (Increase)in accounts
               receivable                                590            (146)
           (Increase) in inventory                      (955)            (15)
           Decrease in prepaid expenses
               and miscellaneous                         457             477
           Decrease in other assets                      132              25
           (Decrease) in accounts
               payable and accrued liabilities        (2,542)         (5,130)
           (Decrease) in deferred
               income taxes                              (72)           (190)
                                                  ----------       ---------
NET CASH USED IN
    OPERATING ACTIVITIES                                (864)         (3,004)
                                                  ----------       ---------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                                (421)           (857)
    License - lighting technology                          -          (3,197)
                                                  ----------       ---------
NET CASH USED IN
    INVESTING ACTIVITIES                                (421)         (4,054)
                                                  ----------       ---------


                     (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                        Three Months Ended
                                                   ---------------------------
                                                   February 28,   February 28,
                                                      2002            2001
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS PROVIDED BY
    FINANCING ACTIVITIES:

    Proceeds from bank debt                            15,550           8,000
    Principal payments on long-term debt
        and bank debt                                 (14,199)         (3,552)
                                                   ----------     -----------

NET CASH PROVIDED BY FINANCING
    ACTIVITIES                                          1,351           4,448
                                                   ----------     -----------
NET INCREASE (DECREASE) IN CASH                            66          (2,610)


CASH AT BEGINNING OF PERIOD                             1,280           4,817
                                                   ----------     -----------

CASH AT END OF PERIOD                              $    1,346     $     2,207
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                    $   8,148      $    9,125
        Income taxes                                      311               5



            (See Notes To Condensed Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ====================================================

FINANCIAL INFORMATION

          The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2001 was derived from the Company's audited consolidated financial statements.

INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                             February 28,        November 30,
                                                 2002               2001
                                             ------------       ------------
          Finished goods                     $      9,533       $      9,059
          Raw materials                            12,157             11,676
                                             ------------       ------------
                                             $     21,690       $     20,735
                                             ============       ============
LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
                                                    (In Thousands)
                                                 February 28,  November 30,
                                                    2002          2001
                                                 ----------    -----------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%         $  16,545      $  18,213
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%            27,571         29,002
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $746
   and $762, respectively                           124,254        124,238
                                                   --------       --------
                                                    168,370        171,453
Less current maturities                               3,808          3,711
                                                   --------       --------
Total long-term debt                               $164,562       $167,742
                                                   ========       ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At February 28, 2002, the nominal interest rates for Term Loan A and Term Loan B were 4.52% and 5.02%, respectively.
Term Loan A and Term Loan B are each payable in separate quarterly installments.

The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at February 28, 2002 and November 30, 2001 were $9,800,000 and $5,350,000 respectively. At February 28, 2002, the nominal interest rate for borrowing on the Revolving Credit Facility was 6.0%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility.
Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

          Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

          The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next four years are as follows: 2003 - $4,622,000; 2004 - $4,622,000; 2005 - $5,707,000; 2006 - $26,513,000.

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

NET (LOSS) PER COMMON SHARE

          Basic earnings per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
                                               February 28,    February 28,
                                                  2002             2001
                                                ----------      ----------
     3 months ended
               Basic                             2,500,389       2,463,248
               Diluted                           2,500,389       2,463,248


COMPREHENSIVE (LOSS) INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive (loss) income.

          The components of comprehensive (loss) income, net of related tax, are as follows (in thousands):
                                                    Three Months Ended
                                                 February 28,  February 28,
                                                     2002         2001
                                                 -----------   -----------
Net income                                          $    42      $    486
Foreign currency
  translation adjustment                               (144)          (32)
                                                    -------      --------
     Comprehensive (loss) income                    $  (102)     $    454
                                                    =======      ========

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                February 28,    November 30,
                                                    2002           2001
                                                ------------   ------------

Foreign currency translation adjustment            $(1,187)      $(1,043)
                                                    ------        ------
     Accumulated other comprehensive loss          $(1,187)      $(1,043)
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

GUARANTORS' FINANCIAL INFORMATION

          The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"), which notes were exchanged for the notes that were sold earlier in a private placement offering to qualified institutional buyers. Pursuant to terms of the Senior Subordinated Notes, the Company's domestic subsidiaries, Juno Manufacturing, Inc. and Indy Lighting, Inc., provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

          Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

                                           For the Three Months Ended February 28, 2002
                                           ---------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 33,486  $     33,399   $     3,400   $   (28,879)  $     41,406
Cost of sales               28,309        20,193         2,320       (29,755)        21,067
                          --------  ------------  -------------  ------------  ------------
Gross profit                 5,177        13,206         1,080           876         20,339
Selling, general and
  administrative             6,840         5,456           749            28         13,073
Costs of terminated
  acquisition                    -         3,050             -             -          3,050
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,663)        4,700           331           848          4,216
Other (expense)             (4,034)           (7)         (106)            -         (4,147)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (5,697)        4,693            225          848             69
Taxes on income             (1,739)        1,675             92           (1)            27
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (3,958)        3,018            133          849             42
Less: preferred
  dividends                 (2,592)            -              -            -         (2,592)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $(6,550)  $      3,018   $        133  $       849   $     (2,550)
                          ========  ============  =============  ============  ===========


                                        For the Three Months Ended February 28, 2001
                                        --------------------------------------------
                                                           (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 34,520  $    35,351   $      2,422   $   (30,755)  $     41,538
Cost of sales               28,384       20,979          2,136       (30,325)        21,174
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6,136       14,372            286          (430)        20,364
Selling, general and
  administrative             7,201        6,706            457            27         14,391
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,065)       7,666           (171)         (457)         5,973
Other income (expense)      59,489            6            (31)      (64,650)        (5,186)
                          --------  ------------  -------------  ------------  ------------
Income (loss) before
  taxes on income           58,424        7,672           (202)      (65,107)           787
Taxes on income             (2,398)       2,790            (90)           (1)           301
                          --------  ------------  -------------  ------------  ------------
Net income (loss)           60,822        4,882           (112)      (65,106)           486

Less: preferred
  dividends                 (2,395)           -              -             -         (2,395)
                          --------  ------------  -------------  -------------  --------------
Net income (loss)
  available to
  common shareholders     $ 58,427   $    4,882    $      (112)   $  (65,106)   $    (1,909)
                          ========  ============  =============  ============  ===========

                                                    February 28, 2002
                                                    -----------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $    893  $      (369)  $        800   $         22   $    1,346
Accounts receivable, net      26,083       37,870          2,174        (36,513)      29,614
Inventories, net              16,125       11,675          2,107         (8,217)      21,690
Other current assets           3,060          969             66                       4,095
                            --------  -----------   ------------   ------------  ------------
    Total current assets      46,161       50,145          5,147        (44,708)      56,745
Property and equipment        10,877       57,559          2,713           (377)      70,772
Less accumulated depreciation  3,346       23,900            650           (277)      27,619
                            --------  -----------   ------------   ------------  ------------
    Net property and equipment 7,531       33,659          2,063           (100)      43,153
Other assets                  73,986          128          5,798        (62,016)      17,896
                            --------  -----------   ------------   ------------  ------------
                            $127,678   $   83,932   $     13,008   $   (106,824) $   117,794
Total assets                ========  ===========   ============   ============  ============

Current liabilities         $ 51,380  $    15,795  $       8,019  $     (36,491) $    38,703
Other liabilities            166,571            -          2,213         (2,041)     166,743
                            --------  -----------   ------------    -----------  ------------
Total liabilities            217,951       15,795         10,232        (38,532)     205,446
Total stockholders'
  (deficit) equity           (90,273)      68,139          2,776        (68,294)     (87,652)
                            --------  -----------   ------------   ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                 $127,678   $   83,934   $     13,008   $   (106,826) $   117,794
                            ========  ===========   ============   ============  ===========


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
                              ========  ============  =============  ============  ============

                                            For the Three Months Ended February 28, 2002
                                            --------------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash (used in) provided
  by operating activities  $ (1,591)  $        559  $         160  $          8  $       (864)
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures           (8)          (387)           (26)            -          (421)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities          (8)          (387)           (26)            -          (421)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt    15,550              -              -             -        15,550
  Principal payments on
    Long Term Debt          (14,199)             -             (8)            8       (14,199)
                           ---------  ------------  -------------  ------------  ------------
Net cash provided by
   (used in) financing
    activities                1,351              -             (8)            8         1,351
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                     (248)           172            126            16            66
Cash at beginning of period   1,141           (541)           674             6         1,280
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $    893   $       (369) $         800  $         22 $       1,346
                           =========  ============  =============  ============  ============

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
                           =========  ============  =============  ============  ============

            ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
            =========================================================
RESULTS OF OPERATIONS:
----------------------
Three Months Ended February 28, 2002 Compared With Three Months
-------------------------------------------------------------
Ended February 28, 2001
-----------------------
      During the first quarter ended February 28, 2002, net sales remained flat at $41,406,000 compared to $41,538,000 for the like period in 2001. In management's opinion, the inability to make revenue progress was impacted by continuing weakness in the commercial segment. Approximately $1,000,000 of first quarter 2002 sales was from Acculite, a manufacturer of High Intensity Discharge (HID) lighting fixtures that was acquired by Juno on August 28, 2001.

      Cost of sales as a percentage of net sales remained relatively unchanged at 50.9% for the first quarter of 2002, compared to 51.0% for the like period in 2001 as favorable purchase price variances were offset by an unfavorable sales mix at both the Juno and Indy Lighting divisions.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 38.9% for the first quarter of 2002 compared with 34.6% for the like period in 2001. First quarter 2002 results include $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated. Approximately $337,000 of these charges represent fees and expenses payable to Fremont Partners L.L.C. and affiliates. Fees paid to Sonnenschein Nath & Rosenthal for legal services in the first quarter of 2002 were $309,000 which included $258,000 in charges relating to the aforementioned proposed acquisition.

      As a result of the above factors, operating income decreased to 10.2% of sales as compared to 14.4% for the like period in 2001.

      Interest expense amounted to $4,397,000 for the first quarter of 2002 compared to $5,262,000 for the like period in 2001. This decrease is due to the reduction of debt from $191,020,000 at February 28, 2001 to $178,170,000 at February 28, 2002 and reductions in interest rates on the Company's floating rate debt.

INFLATION
---------
          While Juno believes that it generally has been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, the Company may not have future success in limiting material price increases, reflecting any material price increases in the prices it charges its customers or offsetting such price increases through improved efficiencies.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
          During the three month period ended February 28, 2002, operating activities used cash flow of $864,000. This was comprised principally of net income, depreciation and amortization, decreases in accounts receivable and prepaid expenses,(collectively aggregating $2,555,000), net of increases in inventory and decreases in accounts payable and accrued liabilities of $3,497,000.

          Net cash used in investing activities amounted to $421,000 used to finance capital expenditures.

          The net cash provided from financing activities of $1,351,000 consisted primarily of proceeds from the Revolving Credit Facility of $15,550,000 less principal payments on the Senior Credit Facility of $14,199,000.

          Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

          Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of February 28, 2002, the Company had cash of approximately $1.3 million, a $9.8 million balance on the Company's Revolving Credit Facility and total term debt of approximately $168.4 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2001 Annual Report on Form 10-K.

          The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $9.8 million on February 28, 2002. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------
          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. The Company adopted this standard in the first quarter of fiscal 2001. The Company concluded that no changes to existing revenue recognition practices was warranted.

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The Company adopted this standard in the first quarter of fiscal 2001. This standard requires, among other things, that all derivatives be carried on the balance sheet at fair value. The Company has certain interest rate swap agreements that qualify as derivative instruments and are further discussed in Item 3 below.

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

          In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This standard addresses the accounting for goodwill and other intangible assets that have been historically subject to annual amortization over their estimated useful lives. In October 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This standard establishes a single accounting model for long-lived assets. The Company has adopted these standards in the first quarter of fiscal 2002. The result of adopting these standards was the ceasing of amortization on goodwill recorded prior to June 30, 2001.

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK
            =======================================================

          The Company entered into two interest rate swap agreements in fiscal 2001 resulting in net income for the quarter ended February 28, 2002 of $227,000 based on the swaps' estimated market values as of February 28, 2002. Detailed information concerning the terms of these swaps can be found in the Company's audited Financial Statements an notes thereto appearing in the November 30, 2001 Annual Report 10-K.



                          PART II - OTHER INFORMATION
                          ===========================

Item 1. Legal Proceedings - On or about April 11, 2002, Juno filed an application for a prejudgment remedy in connection with a Proposed Complaint against U.S. Industries, Inc. in the Superior Court for the Judicial District of Ansonia/Milford in the State of Connecticut. On or about April 15, 2002, an order for a hearing on the application was granted, and a hearing was set for May 6, 2002. At this hearing, the court will determine whether to grant Juno's application. In the Proposed Complaint, Juno alleges that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company during an exclusivity period with Juno. The Proposed Complaint seeks damages based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. The likelihood of a favorable outcome on the application for a prejudgment remedy and on the merits of the Proposed Complaint cannot be assessed at this time.

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

                                  JUNO LIGHTING, INC.




                                  By: /s/  George J. Bilek
                                     ---------------------------------------
                                     George J. Bilek, Vice President Finance
                                     (Principal Financial Officer and Duly
                                      Authorized Officer of the Registrant)




Dated:     April 15, 2002