Form 10-Q
period 2002-05-31
JUNO LIGHTING INC
filed 2002-07-12
CIK 723888

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                    May 31, 2002
For the quarterly period ended ...........................................

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


There were 2,500,389 shares of common stock outstanding as of June 30, 2002.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================

                                                       (In Thousands)
                                                     May 31,      November 30,
      ASSETS                                          2002            2001
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $      379      $    1,280
   Accounts receivable, less allowance for
      doubtful accounts of $1,050 and $977             31,519          30,348
   Inventories, net                                    22,540          20,735
   Prepaid expenses and miscellaneous                   4,648           4,552
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS               59,086          56,915
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $28,409 and $26,521                               42,691          43,889
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $1,991 and $1,975                                 7,968           7,835
   Deferred financing costs, net of accumulated
      amortization of $3,774 and $3,124                 6,568           7,219
   Miscellaneous                                        3,198           3,285
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                 17,734          18,339
                                                   ----------      ----------
                                                    $ 119,511      $  119,143
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   12,394      $    8,668
   Accrued liabilities                                 18,115          18,969
   Short-term borrowings                                5,350           5,350
   Current maturities of long-term debt                 3,791           3,711
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES          39,650          36,698
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                162,873         169,995
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500          134,836         129,600
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,500,389                                      2               2
   Paid-in-capital                                        800             674
   Accumulated other comprehensive loss                  (833)         (1,043)
   Shareholder note receivable                           (200)           (200)
   Accumulated deficit                               (217,617)       (216,583)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT                (83,012)        (87,550)
                                                   ----------      ----------
                                                   $  119,511      $  119,143
                                                   ==========      ==========

           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                      May 31,      May 31,
                                                       2002          2001
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    46,376   $    46,309

COST OF SALES                                            22,554        22,811
                                                    -----------   -----------
      Gross profit                                       23,822        23,498

SELLING, GENERAL AND ADMINISTRATIVE                      13,409        14,242
                                                    -----------   -----------
      Operating income                                   10,413         9,256
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                      (4,283)       (5,129)

   Interest and dividend income                               2            17

   Miscellaneous                                            566            11
                                                    -----------   -----------
      Total other income (expense)                       (3,715)       (5,101)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             6,698         4,155

TAXES ON INCOME                                           2,538         1,533
                                                    -----------   -----------
NET INCOME                                                4,160         2,622

LESS: PREFERRED DIVIDENDS                                 2,644         2,442
                                                    -----------   -----------
NET INCOME AVAILABLE TO
      COMMON SHAREHOLDERS                           $     1,516   $       180
                                                    ===========   ===========

NET INCOME PER COMMON SHARE
     (BASIC AND DILUTED)                                 $  .61        $  .07
                                                          ======         =====


           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                         Six Months Ended
                                                   --------------------------
                                                      May 31,      May 31,
                                                       2002          2001
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    87,782   $    87,847

COST OF SALES                                            43,621        43,984
                                                    -----------   -----------
      Gross profit                                       44,161        43,863

SELLING, GENERAL AND ADMINISTRATIVE                      26,482        28,634
COSTS OF TERMINATED ACQUISITION                           3,050             -
                                                    -----------   -----------
      Operating income                                   14,629        15,229
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                      (8,680)      (10,391)

   Interest and dividend income                               6            69

   Miscellaneous                                            811            35
                                                    -----------   -----------
      Total other income (expense)                       (7,863)      (10,287)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             6,766         4,942

TAXES ON INCOME                                           2,564         1,834
                                                    -----------   -----------
NET INCOME                                                4,202         3,108

LESS: PREFERRED DIVIDENDS                                 5,236         4,837
                                                    -----------   -----------
NET (LOSS) AVAILABLE TO
      COMMON SHAREHOLDERS                           $    (1,034)  $    (1,729)
                                                    ===========   ===========

NET (LOSS) PER COMMON SHARE
     (BASIC AND DILUTED)                                 $ (.41)       $ (.70)
                                                          ======         =====

           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
             =======================================================

                                                             (In Thousands)
                                                            Six Months Ended
                                                              May 31, 2002
                                                            ----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                      $  (216,583)

PREFERRED DIVIDEND                                                 (5,236)

NET INCOME, six months ended
      May 31, 2002                                                  4,202
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $ (217,617)
                                                               ==========

            (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                        Six Months Ended
                                                  ---------------------------
                                                     May 31,         May 31,
                                                      2002            2001
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES:

    Net income                                    $    4,202       $   3,108
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization               3,042           2,981
           Deferred compensation                          36              36
       Changes in operating assets and liabilities:
           (Increase)in accounts
               receivable                             (1,171)           (982)
           (Increase)Decrease in inventory            (1,805)            739
           (Increase)Decrease in prepaid expenses
               and miscellaneous                         (96)            496
           (Increase)Decrease in other assets             89              58
           Increase in accounts
               payable and accrued liabilities         2,872           1,609
           (Decrease) in deferred
               income taxes                              (38)           (370)
                                                  ----------       ---------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                               7,131           7,675
                                                  ----------       ---------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                                (996)         (1,723)
    License - lighting technology                          -          (3,220)
                                                  ----------       ---------
NET CASH USED IN
    INVESTING ACTIVITIES                                (996)         (4,943)
                                                  ----------       ---------


                     (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                        Six Months Ended
                                                   ---------------------------
                                                     May 31,         May 31,
                                                      2002            2001
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS (USED IN)
    FINANCING ACTIVITIES:

    Proceeds from bank debt                            26,200          14,000
    Principal payments on long-term debt
        and bank debt                                 (33,236)        (18,799)
                                                   ----------     -----------

NET CASH (USED IN) FINANCING
    ACTIVITIES                                         (7,036)         (4,799)
                                                   ----------     -----------
NET (DECREASE) IN CASH                                   (901)         (2,067)


CASH AT BEGINNING OF PERIOD                             1,280           4,817
                                                   ----------     -----------

CASH AT END OF PERIOD                              $      379     $     2,750
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                    $   8,698      $   10,854
        Income taxes                                      439             263



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

INVENTORIES

          Inventories are summarized as follows:

                                                     (In Thousands)
                                                May 31,         November 30,
                                                 2002               2001
                                             ------------       ------------
          Finished goods                     $     10,445       $      9,059
          Raw materials                            12,095             11,676
                                             ------------       ------------
                                             $     22,540       $     20,735
                                             ============       ============
LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
                                                    (In Thousands)
                                                   May 31,     November 30,
                                                    2002          2001
                                                 ----------    -----------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.75%          $ 14,620      $  18,213
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.25%            25,558         29,002
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $729
   and $762, respectively                           124,271        124,238
                                                   --------       --------
                                                    164,449        171,453
Less current maturities                               3,791          3,711
                                                   --------       --------
Total long-term debt                               $160,658       $167,742
                                                   ========       ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At May 31, 2002, the nominal interest rates for Term Loan A and Term Loan B were 4.35% and 4.85%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

          The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at May 31, 2002 and November 30, 2001 were $5,350,000 and $5,350,000 respectively. At May 31, 2002, the nominal interest rate for borrowing on the Revolving Credit Facility was 5.75%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility.
Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

          Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

          The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next four years are as follows: 2003 - $4,295,000; 2004 - $4,295,000; 2005 - $5,306,000; 2006 - $24,640,000.

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

NET INCOME (LOSS) PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
                                                 May 31,          May 31,
                                                  2002             2001
                                                ----------      ----------
     3 months ended
               Basic and Diluted                 2,500,389       2,469,914

     6 months ended
               Basic and Diluted                 2,500,389       2,466,105


COMPREHENSIVE (LOSS) INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                                   Three Months Ended     Six Months Ended
                                   May 31,     May 31,    May 31,     May 31,
                                    2002        2001       2002        2001
                                  --------    --------   --------    -------
Net income                        $ 4,160     $ 2,622    $  4,202    $  3,108
Foreign currency
  translation adjustment              354          85         210          53
                                  --------    --------    -------     -------
   Comprehensive income           $ 4,514     $ 2,707     $ 4,412     $ 3,161
                                  ========    ========    =======     =======

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                   May 31,     November 30,
                                                    2002           2001
                                                ------------   ------------

Foreign currency translation adjustment            $ (833)       $(1,043)
                                                    ------        ------
     Accumulated other comprehensive loss          $ (833)       $(1,043)
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

                                           For the Three Months Ended May 31, 2002
                                           ---------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 38,040  $     40,849   $     3,769   $   (36,282)  $     46,376
Cost of sales               31,714        22,408         2,756       (34,324)        22,554
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6,326        18,441         1,013        (1,958)        23,822
Selling, general and
  administrative             7,056         5,572           753            28         13,409
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income       (730)       12,869           260        (1,986)        10,413
Other (expense) income      (3,624)            3           (94)            -         (3,715)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (4,354)       12,872           166        (1,986)         6,698
Taxes on income             (2,417)        4,891            65            (1)         2,538
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (1,937)        7,981           101        (1,985)         4,160
Less: preferred
  dividends                  2,644             -             -             -          2,644
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (4,581) $      7,981   $       101   $    (1,985)  $      1,516
                          ========  ============  =============  ============  ===========

                                           For the Three Months Ended May 31, 2001
                                           ---------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 38,190  $     37,747   $      2,568  $    (32,196) $     46,309
Cost of sales               31,558        22,890          2,047       (33,684)       22,811
                          --------  ------------  -------------  ------------  ------------
Gross profit                 6,632        14,857            521         1,488        23,498
Selling, general and
  administrative             7,775         5,971            469            27        14,242
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (1,143)        8,886             52         1,461         9,256
Other (expense)             (5,060)           (7)           (34)            -        (5,101)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (6,203)        8,879             18         1,461         4,155
Taxes on income             (1,910)        3,435              9            (1)        1,533
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (4,293)        5,444              9         1,462         2,622
Less: preferred
  dividends                 (2,442)            -              -             -        (2,442)
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $ (6,735) $      5,444   $          9  $     1,462   $        180
                          ========  ============  =============  ============  ===========

                                               For the Six Months Ended May 31, 2002
                                           ---------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 71,527  $     74,248   $     7,169   $    (65,162) $     87,782
Cost of sales               60,025        42,601         5,076        (64,081)       43,621
                          --------  ------------  -------------  ------------  ------------
Gross profit                11,502        31,647         2,093         (1,081)       44,161
Selling, general and
  administrative            13,896        11,028         1,502             56        26,482
Costs of terminated
  acquisition                    -         3,050             -              -         3,050
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (2,394)       17,569           591         (1,137)       14,629
Other (expense)             (7,658)          (4)          (201)             -        (7,863)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income          (10,052)       17,656           390         (1,137)        6,766
Taxes on income             (4,155)        6,566           157             (4)        2,564
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (5,897)       10,999           233         (1,133)        4,202
Less: preferred
  dividends                  5,236             -             -              -         5,236
                          --------  ------------  -------------  -------------  --------------
Net (loss) income
  available to
  common shareholders     $(11,133) $     10,999   $       233   $     (1,133) $     (1,034)
                          ========  ============  =============  ============  ===========

                                         For the Six Months Ended May 31, 2001
                                         -------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 72,711   $    73,098  $       4,990   $   (62,952)  $    87,847
Cost of sales               59,943        43,869          4,183       (64,011)       43,984
                          --------   -----------  -------------   -----------   -----------
Gross profit                12,768        29,229            807         1,059        43,863
Selling, general and
  administrative            14,976        12,677            926            55        28,634
                          --------   -----------  -------------   -----------   -----------
Operating (loss) income     (2,208)       16,552           (119)        1,004        15,229
Other income(expense)       54,429            (1)           (65)      (64,650)      (10,287)
                          --------   -----------  -------------   -----------   -----------
Income (loss) before taxes
  on income                 52,221        16,551           (184)      (63,646)        4,942
Taxes on income             (4,307)        6,225            (81)           (3)        1,834
                          --------   -----------  -------------   -----------   -----------
Net income (loss)           56,528        10,326           (103)      (63,643)        3,108
Less: preferred
   dividends                (4,837)            -              -             -        (4,837)
                          --------   -----------  --------------  -----------   -----------
Net income (loss)
   available to
   common shareholders    $ 51,691   $    10,326  $        (103)  $   (63,643)  $    (1,729)
                          ========   ===========  =============   ===========   ===========

                                                      May 31, 2002
                                                    -----------------
                                                   (in thousands)
                                       Guarantor    Non-Guarantor                    Total
                             Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                            --------  ------------  -------------  ------------  ------------
Cash                        $    620  $     (281)   $        (57)  $         97   $      379
Accounts receivable, net      27,999       46,723          3,237        (46,440)      31,519
Inventories, net              19,078       10,994          2,669        (10,201)      22,540
Other current assets           3,593          999             56              -        4,648
                            --------  -----------   ------------   ------------  ------------
    Total current assets      51,290       58,435          5,905        (56,544)      59,086
Property and equipment        10,879       57,717          2,880           (376)      71,100
Less accumulated depreciation  3,424       24,549            714           (278)      28,409
                            --------  -----------   ------------   ------------  ------------
    Net property and equipment 7,455       33,168          2,166            (98)      42,691
Other assets                  73,600          130          6,103        (62,099)      17,734
                            --------  -----------   ------------   ------------  ------------
                            $132,345   $   91,733   $     14,174   $   (118,741) $   119,511
Total assets                ========  ===========   ============   ============  ============

Current liabilities         $ 61,753   $   15,613   $      8,627   $    (46,343) $    39,650
Other liabilities            162,678            -          2,229         (2,034)     162,873
                            --------  -----------   ------------    -----------  ------------
Total liabilities            224,431       15,613         10,856        (48,377)     202,523
Total stockholders'
  (deficit) equity           (92,086)      76,120          3,318        (70,364)     (83,012)
                            --------  -----------   ------------   ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                 $132,345   $   91,733   $     14,174   $   (118,741) $   119,511
                            ========  ===========   ============   ============  ===========

                                                   November 30, 2001
                                                        -----------------
                                                          (in thousands)
                                         Guarantor    Non-Guarantor                   Total
                                Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                            $1,141         $(541)         $674             $6        $1,280
Accounts receivable, net        27,960        30,044         2,503        (30,159)       30,348
Inventories, net                16,363        11,377         2,066         (9,071)       20,735
Other current assets             3,165         1,193           194              -         4,552
                              --------  ------------  -------------  ------------  ------------
    Total current assets        48,629        42,073         5,437        (39,224)       56,915
Property and equipment          10,869        57,172         2,746           (377)       70,410
Less accumulated depreciation    3,268        22,899           630           (276)       26,521
                              --------  ------------  -------------  ------------  ------------
    Net property and equipment   7,601        34,273         2,116           (101)       43,889
Other assets                    74,365           129         5,899        (62,054)       18,339
                              --------  ------------  -------------  ------------  ------------
Total assets                  $130,595       $76,475       $13,452      $(101,379)     $119,143
                              ========  ============  =============  ============  ============
Current liabilities            $47,068       $11,355        $8,430       $(30,155)      $36,698
Other liabilities              169,841             -         2,202         (2,048)      169,995
                              --------  ------------  -------------  ------------  ------------
Total liabilities              216,909        11,355        10,632        (32,203)      206,693
Total stockholders' (deficit)
  equity                       (86,314)       65,120         2,820        (69,176)      (87,550)
                              --------  ------------  -------------  ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                   $130,595       $76,475       $13,452      $(101,379)     $119,143
                              ========  ============  =============  ============  ============

                                              For the Six Months Ended May 31, 2002
                                            --------------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by (used
   in) operating activities $  6,526  $     1,193   $       (662)  $        74   $     7,131
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures           (10)        (933)           (53)            -          (996)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities          (10)        (933)           (53)            -          (996)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt    26,200             -                                      26,200
  Principal payments on
    long term debt          (33,236)            -            (17)           17        (33,236)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in) provided
   by financing activities   (7,036)            -            (17)           17         (7,036)
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                     (520)          260           (732)           91           (901)
Cash at beginning of period   1,141          (541)           674             6          1,280
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $    621   $      (281)  $        (58)  $        97  $         379
                           =========  ============  =============  ============  ============


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

RESULTS OF OPERATIONS:
----------------------
Three Months Ended May 31, 2002 Compared With Three Months
----------------------------------------------------------
Ended May 31, 2001
------------------
      During the second quarter ended May 31, 2002, net sales remained flat at $46,376,000 compared to $46,309,000 for the like period in 2001. In management's opinion, the inability to generate revenue growth was impacted by continuing weakness in commercial end markets. Approximately $1,100,000 of second quarter sales was from Acculite, a manufacturer of High Intensity Discharge (HID) lighting fixtures that was acquired by Juno on August 28, 2001.

      Gross profit expressed as a percentage of net sales increased to 51.4% for the second quarter of 2002, compared to 50.7% for the like period in 2001 as favorable purchase price variances were offset, to some degree, by unfavorable sales mix and, in management's opinion, a more competitive selling price environment.

      Selling, general and administrative expenses expressed as a percentage of sales decreased to 28.9% for the second quarter of 2002 compared with 30.8% for the like period in 2001 due primarily to continued efforts to control these costs and the effects of the re-engineering initiatives put in place last year. Fees paid to Sonnenschein Nath & Rosenthal for legal services in the second quarter of 2002 were $179,000

      As a result of the above factors, operating income increased to 22.5% of sales for the second quarter of 2002 as compared to 20.0% for the like period in 2001.

      Interest expense was $4,283,000 for the second quarter ended May 31, 2002 compared to $5,129,000 for the like period in 2001. This decrease is due to the reduction of debt from $181,788,000 at May 31, 2001 to $169,799,000 at May 31, 2002 and reductions in interest rates on the Company's floating rate debt.

Six Months Ended May 31, 2002 Compared With Six Months
------------------------------------------------------
Ended May 31, 2001
------------------
      During the six month period ended May 31, 2002, net sales were relatively unchanged at $87,872,000 compared to $87,847,000 for the like period in 2001 due primarily to weakness in the commercial end market. Approximately $2,300,000 of sales for the six months ended May 31, 2002 was from Acculite.

      Gross profit expressed as a percentage of net sales increased slightly to 50.3% for the six months ended May 31, 2002 compared to 49.9% for the like period in 2001 as favorable purchase price variances were offset, in part, by unfavorable sales mix and competitive pricing pressures.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 33.6% for the six months ended May 31, 2002 compared with 32.6% for the like period in 2001. First quarter 2002 results included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated. Approximately $337,000 of these charges represent fees and expenses payable to Fremont Partners L.L.C. and affiliates. Fees paid to Sonnenschein Nath & Rosenthal in the first six months of 2002 were $488,000 which included $322,000 in charges relating to the aforementioned proposed acquisition.

      As a result of the above factors, operating income decreased to 16.7% of sales for the six months ended May 31, 2002 as compared to 17.3% for the like period in 2001.

      Interest expense was $8,680,000 for the six months ended May 31, 2002 compared to $10,391,000 for the like period in 2001. This decrease is due to the reduction of debt from $181,788,000 at May 31, 2001 to $169,799,000 at May 31, 2002 and reductions in interest rates on the Company's floating rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
          During the six month period ended May 31, 2002, operating activities provided cash flow of $7,131,000. This was comprised principally of net income, depreciation and amortization, increases in accounts payable and accrued liabilities,(collectively aggregating $10,116,000), net of increases in inventory and account receivable of $2,976,000.

          Net cash used in investing activities amounted to $996,000 used to finance capital expenditures.

          The net cash used in financing activities of $7,036,000 consisted primarily of proceeds from the Revolving Credit Facility of $26,200,000 less principal payments on the Senior Credit Facility of $33,236,000.

          Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

          Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of May 31, 2002, the Company had cash of approximately $.4 million, a $5.4 million balance on the Company's Revolving Credit Facility and total term debt of approximately $164.4 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2001 Annual Report on Form 10-K.

          The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $5.4 million on May 31, 2002. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------
          In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." This bulletin addresses appropriate revenue recognition practices in the application of generally accepted accounting principles in financial statements. The Company adopted this standard in the first quarter of fiscal 2001. The Company concluded that no changes to existing revenue recognition practices were warranted.

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

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK
            =======================================================

          At May 31, 2002 the Company has three interest rate swap agreements. The net gain from these swaps for the six months ended May 31, 2002 based on their estimated market values was $754,000 ($527,000 in the second quarter of 2002). Detailed information concerning the terms of interest rate swaps can be found in the Company's audited financial statements and notes thereto appearing in the November 30, 2001 Annual Report on Form 10-K.

                          PART II - OTHER INFORMATION
                          ===========================

Item 1. Legal Proceedings - On or about April 11, 2002, Juno filed an application for a prejudgment remedy in connection with a Proposed Complaint against U.S. Industries, Inc. in the Superior Court for the Judicial District of Ansonia/Milford in the State of Connecticut. On or about May 13, the Company voluntarily withdrew its application for a prejudgment remedy in connection with the Proposed Complaint against U.S. Industries, Inc. On or about May 17, 2002, the Company filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, the Company alleges that U.S. Industries breached an exclusivity agreement with the Company related to a proposed acquisition. The Complaint seeks damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by the Company, as well as attorneys' fees and costs. U.S. Industries is due to respond to the Company's Complaint and discovery requests on July 15, 2002.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders -

          (a) The Company held its annual meeting of stockholders on
              May 28, 2002.
          (b) The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II, Mark Williamson, T. Tracy Bilbrough, Daniel DalleMolle and Michael Froy.
          (c) The following table shows the votes that were cast with respect to the election of directors:
              Nominee                Votes in Favor     Votes Withheld
              -------                --------------     --------------
              Robert Jaunich II          7,055,057              6,284
              Mark Williamson            7,055,067              6,274
              T. Tracy Bilbrough         7,053,084              8,257
              Daniel DalleMolle          7,054,556              6,785
              Michael Froy               7,055,235              6,106

          (d) The Company's stockholders approved the adoption of the amended and restated version of the Juno Lighting, Inc. 1996 Employee Stock Purchase Plan ("Plan")
          (e) The following table shows the votes that were cast with respect to the Plan:
              Votes in Favor    Votes Against    Absentions    Non-Votes
              --------------    -------------    ----------    ---------
                  6,608,664           25,183       109,769      317,725

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




Dated:     July 12, 2002