Form 10-Q
period 2002-08-31
JUNO LIGHTING INC
filed 2002-10-11
CIK 723888

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 August 31, 2002
For the quarterly period ended ...........................................

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


There were 2,529,534 shares of common stock outstanding as of September 30, 2002.

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     =====================================

                                                       (In Thousands)
                                                  August 31,      November 30,
      ASSETS                                          2002            2001
      ------                                       ----------      -----------
                                                   (Unaudited)    (Unaudited)
CURRENT ASSETS:
   Cash                                            $      706      $    1,280
   Accounts receivable, less allowance for
      doubtful accounts of $1,036 and $977             31,264          30,348
   Inventories, net                                    21,511          20,735
   Prepaid expenses and miscellaneous                   4,674           4,552
                                                   ----------      ----------
                    TOTAL CURRENT ASSETS               58,155          56,915
                                                   ----------      ----------
PROPERTY, PLANT AND EQUIPMENT,
   less accumulated depreciation of
     $29,562 and $26,521                               42,169          43,889
                                                   ----------      ----------
OTHER ASSETS:
   Goodwill and other intangibles, net of
      accumulated amortization of
      $2,000 and $1,975                                 7,876           7,835
   Deferred financing costs, net of accumulated
      amortization of $4,100 and $3,124                 6,243           7,219
   Miscellaneous                                        3,164           3,285
                                                   ----------      ----------
                    TOTAL OTHER ASSETS                 17,283          18,339
                                                   ----------      ----------
                                                    $ 117,607      $  119,143
                                                   ==========      ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
      -------------------------------------
CURRENT LIABILITIES:
   Accounts payable                                $   10,168      $    8,668
   Accrued liabilities                                 14,240          18,969
   Short-term borrowings                                7,250           5,350
   Current maturities of long-term debt                 3,925           3,711
                                                   ----------      ----------
                    TOTAL CURRENT LIABILITIES          35,583          36,698
                                                   ----------      ----------
LONG-TERM DEBT & DEFERRED INCOME TAXES                160,726         169,995
                                                   ----------      ----------
STOCKHOLDERS' DEFICIT:
   Preferred Stock, Series A & B convertible,
      $.001 par value,$100 stated value, shares
      authorized 5,000,000; issued 1,063,500          137,533         129,600
   Common stock, $.001 par value, shares
      authorized 45,000,000;
      issued 2,529,534 and 2,500,389                        2               2
   Paid-in-capital                                      1,035             674
   Accumulated other comprehensive loss                  (803)         (1,043)
   Shareholder note receivable                           (200)           (200)
   Accumulated deficit                               (216,269)       (216,583)
                                                   ----------      ----------

           TOTAL STOCKHOLDERS' DEFICIT                (78,702)        (87,550)
                                                   ----------      ----------
                                                   $  117,607      $  119,143
                                                   ==========      ==========
           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Three Months Ended
                                                   --------------------------
                                                     August 31,    August 31,
                                                       2002          2001
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $    45,520   $    46,404

COST OF SALES                                            22,974        22,401
                                                    -----------   -----------
      Gross profit                                       22,546        24,003

SELLING, GENERAL AND ADMINISTRATIVE                      13,208        13,908
                                                    -----------   -----------
      Operating income                                    9,338        10,095
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                      (4,121)       (4,921)

   Interest and dividend income                               8            24

   Realized gain on interest rate swap                    1,549             -

   Miscellaneous                                           (381)           10
                                                    -----------   -----------
      Total other income (expense)                       (2,945)       (4,887)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                             6,393         5,208

TAXES ON INCOME                                           2,347         2,039
                                                    -----------   -----------
NET INCOME                                                4,046         3,169

LESS: PREFERRED DIVIDENDS                                 2,697         2,491
                                                    -----------   -----------
NET INCOME AVAILABLE TO
      COMMON SHAREHOLDERS                           $     1,349   $       678
                                                    ===========   ===========

NET INCOME PER COMMON SHARE
     (BASIC AND DILUTED)                                 $  .53        $  .27
                                                          ======         =====



           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   ===========================================

                                                    (In Thousands Except Per
                                                          Share Amounts)
                                                        Nine Months Ended
                                                   --------------------------
                                                     August 31,    August 31,
                                                       2002          2001
                                                    -----------   -----------
                                                    (Unaudited)   (Unaudited)


NET SALES                                           $   133,302   $   134,251

COST OF SALES                                            66,595        66,386
                                                    -----------   -----------
      Gross profit                                       66,707        67,865

SELLING, GENERAL AND ADMINISTRATIVE                      39,690        42,541
COSTS OF TERMINATED ACQUISITION                           3,050             -
                                                    -----------   -----------
      Operating income                                   23,967        25,324
                                                    -----------   -----------
OTHER INCOME (EXPENSE):

   Interest expense                                     (12,801)      (15,313)

   Interest and dividend income                              14            93

   Realized gain on interest rate swap                    1,549             -

   Miscellaneous                                            430            46
                                                    -----------   -----------
      Total other income (expense)                      (10,808)      (15,174)
                                                    -----------   -----------
INCOME BEFORE TAXES ON INCOME                            13,159        10,150

TAXES ON INCOME                                           4,912         3,873
                                                    -----------   -----------
NET INCOME                                                8,247         6,277

LESS: PREFERRED DIVIDENDS                                 7,933         7,328
                                                    -----------   -----------
NET INCOME(LOSS) AVAILABLE TO
      COMMON SHAREHOLDERS                           $       314   $    (1,051)
                                                    ===========   ===========

NET INCOME(LOSS) PER COMMON SHARE
     (BASIC AND DILUTED)                                 $  .13        $ (.42)
                                                          ======         =====



           (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
             =======================================================

                                                             (In Thousands)
                                                           Nine Months Ended
                                                             August 31, 2002
                                                            ----------------
                                                               (Unaudited)

ACCUMULATED DEFICIT, beginning of period                      $  (216,583)

PREFERRED DIVIDEND                                                 (7,933)

NET INCOME, nine months ended
      August 31, 2002                                               8,247
                                                               ----------

ACCUMULATED DEFICIT, end of period                             $ (216,269)
                                                               ==========



            (See Notes To Condensed Consolidated Financial Statements)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                                OF CASH FLOWS
                     ====================================

                                                         (In Thousands)
                                                       Nine Months Ended
                                                  ---------------------------
                                                    August 31,     August 31,
                                                      2002            2001
                                                  ------------    -----------
                                                   (Unaudited)    (Unaudited)
CASH FLOWS PROVIDED BY OPERATING
    ACTIVITIES:

    Net income                                    $    8,247       $   6,277
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
           Depreciation and amortization               4,546           4,468
           Deferred compensation                          36              54
       Changes in operating assets and liabilities:
           (Increase)in accounts
               receivable                               (916)         (4,438)
           (Increase)Decrease in inventory              (776)          1,961
           (Increase)Decrease in prepaid expenses
               and miscellaneous                        (122)            690
            Decrease(Increase) in other assets           294            (212)
           (Decrease)in accounts
               payable and accrued liabilities        (3,229)         (1,814)
           (Decrease) in deferred
               income taxes                              (93)           (351)
                                                  ----------       ---------
NET CASH PROVIDED BY
    OPERATING ACTIVITIES                               7,987           6,635
                                                  ----------       ---------
CASH FLOWS USED IN INVESTING
    ACTIVITIES:

    Capital expenditures                              (1,684)         (2,327)
    License - lighting technology                          -          (3,220)
    Purchase of assets through acquisition                 -          (1,889)
    Purchase of goodwill through acquisition               -          (3,982)
                                                  ----------       ---------
NET CASH USED IN
    INVESTING ACTIVITIES                              (1,684)        (11,418)
                                                  ----------       ---------


                     (Continued on Next Page)

                     JUNO LIGHTING, INC. AND SUBSIDIARIES

                       CONDENSED CONSOLIDATED STATEMENTS
                           OF CASH FLOWS (CONTINUED)
                     ====================================


                                                         (In Thousands)
                                                       Nine Months Ended
                                                   ---------------------------
                                                    August 31,     August 31,
                                                      2002            2001
                                                   -----------    -----------
                                                   (Unaudited)    (Unaudited)

CASH FLOWS (USED IN)PROVIDED BY
    FINANCING ACTIVITIES:

    Proceeds from bank debt                            42,350          26,000
    Proceeds from bank debt for acquisition                 -           5,900
    Proceeds from sale of common stock
       through employee purchase plan                     235             155
    Principal payments on long-term debt
        and bank debt                                 (49,462)        (31,467)
                                                   ----------     -----------

NET CASH (USED IN)PROVIDED BY
    FINANCING ACTIVITIES                               (6,877)            588
                                                   ----------     -----------
NET (DECREASE) IN CASH                                   (574)         (4,195)


CASH AT BEGINNING OF PERIOD                             1,280           4,817
                                                   ----------     -----------

CASH AT END OF PERIOD                              $      706     $       622
                                                   ==========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:

    Cash paid during the period for:
        Interest                                    $  16,528      $   19,517
        Income taxes                                    3,688           2,244



            (See Notes To Condensed Consolidated Financial Statements)

                       JUNO LIGHTING, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ====================================================

FINANCIAL INFORMATION

          The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2001 was derived from the Company's 2001 audited consolidated financial statements.

INVENTORIES

          Inventories are summarized as follows:
                                                     (In Thousands)
                                               August 31,        November 30,
                                                 2002               2001
                                             ------------       ------------
          Finished goods                     $      9,985       $      9,059
          Raw materials                            11,526             11,676
                                             ------------       ------------
                                             $     21,511       $     20,735
                                             ============       ============
LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
                                                    (In Thousands)
                                                  August 31,   November 30,
                                                    2002          2001
                                                 ----------    -----------
Bank of America, N.A. and certain other lenders,
   Tranche A Term Loan, payable in escalating
   installments through November, 2005, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 2.5%           $ 13,458      $  18,213
Bank of America, N.A. and certain other lenders,
   Tranche B Term Loan, payable in escalating
   installments through November, 2006, plus
   interest at a variable rate, generally
   approximating 3 month LIBOR plus 3.0%             24,745         29,002
Senior Subordinated Notes due July 2009, plus
   interest at 11 7/8%, net of discount of $712
   and $762, respectively                           124,288        124,238
                                                   --------       --------
                                                    162,491        171,453
Less current maturities                               3,925          3,711
                                                   --------       --------
Total long-term debt                               $158,566       $167,742
                                                   ========       ========

          The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At August 31, 2002, the nominal interest rates for Term Loan A and Term Loan B were 4.32% and 4.82%, respectively.
Term Loan A and Term Loan B are each payable in separate quarterly installments.

          The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at August 31, 2002 and November 30, 2001 were $7,250,000 and $5,350,000 respectively. At August 31, 2002, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.94%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

          Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

          The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next four years are as follows: 2003 - $4,169,000; 2004 - $4,169,000; 2005 - $5,148,000; 2006 - $23,918,000.

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

NET INCOME (LOSS) PER COMMON SHARE

          Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
                                                August 31,      August 31,
                                                  2002             2001
                                                ----------      ----------
     3 months ended
               Basic and Diluted                 2,522,248       2,492,770

     9 months ended
               Basic and Diluted                 2,509,115       2,476,390


COMPREHENSIVE (LOSS) INCOME

          As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

          The components of comprehensive income, net of related tax, are as follows (in thousands):
                                   Three Months Ended    Nine Months Ended
                                  August 31, August 31,  August 31, August 31,
                                    2002        2001       2002        2001
                                  --------    --------   --------     -------
Net income                        $ 4,046     $ 3,169    $  8,247     $ 6,277
Foreign currency
  translation adjustment               30         (41)        240          11
                                  --------    --------    -------     -------
   Comprehensive income           $ 4,076     $ 3,128    $  8,487     $ 6,288
                                  ========    ========    =======     =======

          The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):

                                                  August 31,   November 30,
                                                    2002           2001
                                                ------------   ------------

Foreign currency translation adjustment            $ (803)       $(1,043)
                                                    ------        ------
     Accumulated other comprehensive loss          $ (803)       $(1,043)
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

                                           For the Three Months Ended August 31, 2002
                                           ---------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $ 36,626  $     36,344   $     4,752   $   (32,202)  $     45,520
Cost of sales               29,538        21,830         3,354       (31,748)        22,974
                          --------  ------------  -------------  ------------  ------------
Gross profit                 7,088        14,514         1,398          (454)        22,546
Selling, general and
  administrative             6,968         5,406           806            28         13,208
                          --------  ------------  -------------  ------------  ------------
Operating income (loss)        120         9,108           592          (482)         9,338
Other (expense)             (2,812)          (11)         (122)             -        (2,945)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income           (2,692)        9,097           470          (482)         6,393
Taxes on income             (2,105)        4,260           193            (1)         2,347
                          --------  ------------  -------------  ------------  ------------
Net (loss) income             (587)        4,837           277          (481)         4,046
Less: preferred
  dividends                 (2,697)            -             -             -         (2,697)
                          --------  ------------  -------------  -------------  ------------
Net (loss) income
  available to
  common shareholders     $ (3,284) $      4,837   $       277   $      (481)  $      1,349
                          ========  ============  =============  ============  ===========


                                           For the Three Months Ended August 31, 2001
                                           ------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $38,671   $   36,060     $     2,949   $   (31,276) $     46,404
Cost of sales              30,341       22,258           2,096       (32,294)       22,401
                          --------  ------------  -------------  ------------  ------------
Gross profit                8,330       13,802             853         1,018        24,003
Selling, general and
  administrative            7,799        5,573             509            27        13,908
                          --------  ------------  -------------  ------------  ------------
Operating income              531        8,229             344           991        10,095
Other (expense)            (4,845)          (3)            (39)            -        (4,887)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income          (4,314)       8,226             305           991         5,208
Taxes on income            (1,352)       3,255             138            (2)        2,039
                          --------  ------------  -------------  ------------  ------------
Net (loss) income          (2,962)       4,971             167           993         3,169
Less: preferred
  dividends                (2,491)           -               -             -        (2,491)
                          --------  ------------  -------------  -------------  -----------
Net (loss) income
  available to
  common shareholders     $(5,453)  $    4,971     $       167   $       993   $       678
                          ========  ============  =============  ============  ===========


                                               For the Nine Months Ended August 31, 2002
                                           ---------------------------------------------
                                                      (in thousands)
                                     Guarantor     Non-Guarantor                  Total
                            Parent  Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $108,153  $    110,592   $    11,921   $    (97,364) $    133,302
Cost of sales               89,562        64,430         8,429        (95,826)       66,595
                          --------  ------------  -------------  ------------  ------------
Gross profit                18,591        46,162         3,492         (1,538)       66,707
Selling, general and
  administrative            20,865        16,435         2,308             82        39,690
Costs of terminated
  acquisition                    -         3,050             -              -         3,050
                          --------  ------------  -------------  ------------  ------------
Operating (loss) income     (2,274)       26,677          1,184        (1,620)       23,967
Other (expense)            (10,470)          (15)          (323)                    (10,808)
                          --------  ------------  -------------  ------------  ------------
(Loss) income before
  taxes on income          (12,744)       26,662            861        (1,620)       13,159
Taxes on income             (6,260)       10,826            350            (4)        4,912
                          --------  ------------  -------------  ------------  ------------
Net (loss) income           (6,484)       15,836            511        (1,616)        8,247
Less: preferred
  dividends                 (7,933)            -              -             -        (7,933)
                          --------  ------------  -------------  -------------  ------------
Net (loss) income
  available to
  common shareholders     $(14,417) $     15,836   $        511  $     (1,616) $        314
                          ========  ============  =============  ============  ===========



                                         For the Nine Months Ended August 31, 2001
                                         ----------------------------------------
                                                     (in thousands)
                                     Guarantor    Non-Guarantor                  Total
                           Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                          --------  ------------  -------------  ------------  ------------
Net sales                 $111,382   $ 109,158    $     7,939     $ (94,228)   $   134,251
Cost of sales               90,285      66,127          6,279       (96,305)        66,386
                          --------   -----------  -------------   -----------   -----------
Gross profit                21,097      43,031          1,660         2,077         67,865
Selling, general and
  administrative            22,772      18,251          1,436            82         42,541
                          --------   -----------  -------------   -----------   -----------
Operating (loss) income     (1,675)     24,780            224         1,995         25,324
Other income(expense)       49,584          (3)          (104)      (64,651)       (15,174)
                          --------   -----------  -------------   -----------   -----------
Income (loss) before taxes
  on income                 47,909      24,777            120       (62,656)        10,150
Taxes on income             (5,659)      9,480             56            (4)         3,873
                          --------   -----------  -------------   -----------   -----------
Net income (loss)           53,568      15,297             64       (62,652)         6,277
Less: preferred
  dividends                 (7,328)          -              -             -         (7,328)
                          --------   -----------  --------------  -----------   -----------
Net income (loss)
  available to
  common shareholders     $ 46,240   $  15,297    $        64     $ (62,652)   $    (1,051)
                          ========   ===========  =============   ===========   ===========

                                                       August 31, 2002
                                                      -----------------
                                                       (in thousands)
                                         Guarantor    Non-Guarantor                    Total
                               Parent   Subsidiaries  Subsidiaries   Eliminations  Consolidated
                              --------  ------------  -------------  ------------  ------------
Cash                          $  1,075  $      (321)  $        (63)   $        15   $      706
Accounts receivable, net        27,173       50,607          3,918        (50,434)      31,264
Inventories, net                19,451       10,214          2,526        (10,680)      21,511
Other current assets             3,176        1,425             73              -        4,674
                              --------  -----------   ------------   ------------  ------------
    Total current assets        50,875       61,925          6,454        (61,099)      58,155
Property and equipment          10,879       58,388          2,840           (376)      71,731
Less accumulated depreciation    3,502       25,606            732           (278)      29,562
                              --------  -----------   ------------   ------------  ------------
    Net property and equipment   7,377       32,782          2,108            (98)      42,169
Other assets                    73,244          114          5,981        (62,056)      17,283
                              --------  -----------   ------------   ------------  ------------
                              $131,496   $   94,821   $     14,543   $   (123,253) $   117,607
Total assets                  ========  ===========   ============   ============  ============

Current liabilities           $ 63,419   $   13,865   $      8,719   $    (50,420) $    35,583
Other liabilities              160,515            -          2,238         (2,027)     160,726
                              --------  -----------   ------------    -----------  ------------
Total liabilities              223,934       13,865         10,957        (52,447)     196,309
Total stockholders'
  (deficit) equity             (92,438)      80,956          3,586        (70,806)     (78,702)
                              --------  -----------   ------------   ------------  ------------
Total liabilities and
  stockholders' equity
  (deficit)                   $131,496   $   94,821   $     14,543   $   (123,253) $   117,607
                              ========  ===========   ============   ============  ===========





GUARANTORS' FINANCIAL INFORMATION (CONTINUED)           November 30, 2001
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
                              ========  ============  =============  ============  ============



                                                For the Nine Months Ended August 31, 2002
                                              --------------------------------------------
                                                           (in thousands)
                                         Guarantor    Non-Guarantor                  Total
                              Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                             --------  ------------  -------------  ------------  ------------
Net cash provided by (used
   in) operating activities   $ 6,821  $     1,824   $       (642)  $       (16)  $      7,987
                             ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
   investing activities:
  Capital expenditures            (10)      (1,604)           (70)             -        (1,684)
                             ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities           (10)      (1,604)           (70)             -        (1,684)
                             ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt      42,350             -             -              -         42,350
  Proceeds from sales of common
    stock through Employee
    stock purchase plan           235             -             -              -            235
  Principal payments on
    long term debt            (49,462)            -           (25)            25        (49,462)
                             ---------  ------------  -------------  ------------  ------------
Net cash (used in) provided
   by financing activities     (6,877)            -           (25)            25         (6,877)
                             ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                        (66)          220           (737)            9           (574)
Cash at beginning of period     1,141          (541)           674             6          1,280
                             ---------  ------------  -------------  ------------  ------------
Cash at end of period        $  1,075   $      (321)  $        (63)  $        15  $         706
                             =========  ============  =============  ============  ============

                                              For the Nine Months Ended August 31, 2001
                                              ----------------------------------------
                                                         (in thousands)
                                       Guarantor    Non-Guarantor                  Total
                            Parent   Subsidiaries   Subsidiaries  Eliminations  Consolidated
                           --------  ------------  -------------  ------------  ------------
Net cash provided by
    operating activities    $ 5,519   $       860   $        64    $       192   $     6,635
                           ---------  ------------  -------------  ------------  ------------
Cash flows (used in)
    investing activities:
  Capital expenditures         (340)       (1,983)           (4)             -        (2,327)
  License - lighting
    technology               (3,220)            -             -              -        (3,220)
  Purchase of assets
    through acquisition           -             -        (1,889)             -        (1,889)
  Purchase of goodwill
    through acquisition           -             -        (3,982)             -        (3,982)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   investing activities      (3,560)       (1,983)       (5,875)             -       (11,418)
                           ---------  ------------  -------------  ------------  ------------
Cash provided by (used in)
   financing activities:
  Proceeds from bank debt    26,000             -             -              -        26,000
  Proceeds from bank debt
    for acquisition               -             -         5,900              -         5,900
  Proceeds from sale of common
    stock through employee
    stock purchase plan         155             -             -              -           155
  Principal payments on
    long term debt          (31,467)            -           (23)            23       (31,467)
                           ---------  ------------  -------------  ------------  ------------
Net cash (used in)
   provided by financing
   activities                (5,312)            -         5,877             23           588
                           ---------  ------------  -------------  ------------  ------------
Net (decrease) increase
   in cash                   (3,353)       (1,123)           66            215        (4,195)
Cash at beginning of period   4,042           739            36              -         4,817
                           ---------  ------------  -------------  ------------  ------------
Cash at end of period      $    689   $      (384)  $       102    $       215   $       622
                           =========  ============  =============  ============  ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                OF OPERATIONS AND FINANCIAL CONDITION
      ===========================================================
RESULTS OF OPERATIONS:
----------------------
Three Months Ended August 31, 2002 Compared With Three Months
--------------------------------------------------------------
Ended August 31, 2001
---------------------
      During the third quarter ended August 31, 2002, net sales decreased 1.9% to $45,520,000 compared to $46,404,000 for the like period in 2001 due primarily to continued weakness in commercial end markets.

      Gross profit expressed as a percentage of net sales decreased to 49.5% for the third quarter of 2002, compared to 51.7% for the like period in 2001 as favorable purchase price variances were offset by unfavorable sales mix and, in management's opinion, a more competitive selling price environment.

      Selling, general and administrative expenses expressed as a percentage of sales decreased to 29.0% for the third quarter of 2002 compared with 30.0% for the like period in 2001 due primarily to continued efforts to control these costs and the effects of the re-engineering initiatives put in place last year. Fees paid to Sonnenschein Nath & Rosenthal for legal services in the third quarter of 2002 were $96,000.

     As a result of the above factors, operating income decreased to 20.5% of sales for the third quarter of 2002 as compared to 21.8% for the like period in 2001.

      Interest expense was $4,121,000 for the third quarter ended August 31, 2002 compared to $4,921,000 for the like period in 2001. This decrease is due to the reduction of debt from $187,034,000 at August 31, 2001 to $169,741,000 at August 31, 2002, reductions in interest rates on the Company's floating rate debt and the net affect of interest rate swaps.

Nine Months Ended August 31, 2002 Compared With Nine Months
------------------------------------------------------
Ended August 31, 2001
------------------
      During the nine month period ended August 31, 2002, net sales decreased 0.7% to $133,302,000 compared to $134,251,000 for the like period in 2001 due primarily to weakness in the commercial end markets.

      Gross profit expressed as a percentage of net sales decreased to 50.0% for the nine months ended August 31, 2002 compared to 50.6% for the like period in 2001 as favorable purchase price variances were offset by unfavorable sales mix and competitive pricing pressures.

      Selling, general and administrative expenses expressed as a percentage of sales increased to 32.1% for the nine months ended August 31, 2002 compared with 31.7% for the like period in 2001. First quarter 2002 results included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated. Approximately $337,000 of these charges represent fees and expenses payable to Fremont Partners L.L.C. and affiliates. Fees paid to Sonnenschein Nath & Rosenthal in the first nine months of 2002 were $584,000 which included $327,000 in charges relating to the aforementioned proposed acquisition.

      As a result of the above factors, operating income decreased to 18.0% of sales for the nine months ended August 31, 2002 as compared to 18.9% for the like period in 2001.

      Interest expense was $12,801,000 for the nine months ended August 31, 2002 compared to $15,313,000 for the like period in 2001. This decrease is due to the reduction of debt from $187,034,000 at August 31, 2001 to $169,741,000 at August 31, 2002, reductions in interest rates on the Company's floating rate debt and the net affect of interest rate swaps.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------
          During the nine month period ended August 31, 2002, operating activities provided cash flow of $7,987,000. This was comprised principally of net income, depreciation and amortization of $12,793,000, net of increases in inventory and accounts receivable and decreases in accounts payable and accrued liabilities, collectively aggregating $4,921,000.

          Net cash used in investing activities amounted to $1,684,000 used to purchase capital assets.

          The net cash used in financing activities of $6,877,000 consisted primarily of proceeds from the Revolving Credit Facility of $42,350,000 less principal payments on the Senior Credit Facility of $49,462,000.

          Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

          Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of August 31, 2002, the Company had cash of approximately $.7 million, a $7.3 million balance on the Company's Revolving Credit Facility and total term debt of approximately $162.5 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2001 Annual Report on Form 10-K.

          The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $7.3 million on August 31, 2002. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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


          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK
            =======================================================

          At August 31, 2002 the Company has two interest rate swap agreements. The net gain from these swaps for the nine months ended August 31, 2002 based on their estimated market values was $377,000 (($377,000) in the third quarter of 2002). During the quarter ended August 31, 2002, the Company also realized a gain of $1,549,000 as a result of an interest rate swap transaction. Detailed information concerning the terms of interest rate swaps can be found in the Company's audited financial statements and notes thereto appearing in the November 30, 2001 Annual Report on Form 10-K.



          ITEM 4.  CONTROLS AND PROCEDURES
            =======================================================
          Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of T. Tracy Bilbrough, the Chief Executive Officer, and George J. Bilek, Vice President-Finance, have concluded that in their judgment the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is made known to such officers by others within the Company or its subsidiaries.

          There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION
                          ===========================

Item 1. On or about May 13, 2002, Juno voluntarily withdrew its application for a prejudgement remedy in connection with a Proposed Complaint against U.S. Industries, Inc. that it had filed in the Superior Court for the Judicial District of Ansonia/Milford in the State of Connecticut on April 11, 2002. On or about May 17, 2002, Juno filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, Juno alleges that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company during an exclusivity period with Juno. The Complaint seeks damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. U.S. Industries has answered the Complaint and denied liability. The parties are proceeding with discovery.

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

Dated: October 11, 2002



I, T. Tracy Bilbrough, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Juno lighting, Inc., a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;
and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 11, 2002

                                                      /s/ T. Tracy Bilbrough
                                                      ----------------------
                                                      T. Tracy Bilbrough
                                                      Chief Executive Officer



I, George J. Bilek, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Juno lighting, Inc., a Delaware corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");
and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls;
and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: October 11, 2002

                                                      /s/ George J. Bilek
                                                      ----------------------
                                                      George J. Bilek
                                                      Vice President Finance