Form 10-K
period 2002-11-30
JUNO LIGHTING INC
filed 2003-02-27
CIK 723888

Quick Links  --   Click here to quickly navigate through this document.

SECURITIES AND EXCHANGE C0MMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2002 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to .

Commission file number 0-11631

JUNO LIGHTING, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-2852993 (I.R.S. Employer Identification No.)
1300 S. Wolf Road P.0. Box 5065 Des Plaines, Illinois	60017-5065 (Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code:	(847) 827-9880
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ SmallCap Market
Securities registered pursuant to Section 12(g) of the Act: None

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

Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X     No

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter, May 31, 2002: $20,370,075.

At January 31, 2003, 2,529,534 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its 2003 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

PART I

ITEM 1. BUSINESS

General

Juno Lighting, Inc. began operations in 1976 and was incorporated in Illinois. It changed its state of incorporation to Delaware in 1983. Its executive offices and principal plant are located at 1300 S. Wolf Road, Des Plaines, Illinois 60018, a suburb of Chicago; the telephone number is (847) 827-9880. Juno also has facilities in the Los Angeles, Indianapolis, Toronto, Philadelphia, Dallas and Atlanta areas. The terms "Juno" and "Company" as used herein mean Juno Lighting, Inc. and its subsidiaries, collectively.

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

Approximately 91% of the Company's sales in fiscal 2003 were made in the United States, with most of the balance made in Canada. The Company's sales are made primarily to electrical distributors as well as certain wholesale lighting outlets. Such distributors resell the Company's products for use in remodeling of existing structures and in new residential, commercial and institutional construction.

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

Each recessed fixture is composed of a housing and a separate trim. Housings may be fitted with a variety of trims offering a wide choice of diffusers, lenses and louvers to satisfy different optical and aesthetic requirements. Recessed fixtures are generally used for down-lighting, but by special configuration they also may be used for wall-washing and spot lighting. The Company has designed recessed lighting fixtures, sold under the Sloped Ceiling Downlights name, that provide lighting perpendicular to a floor from a sloped ceiling. The Company also produces a series of recessed lighting fixtures sold under the name Air-Loc, which are designed to restrict the passage of air into and out of a residence through the fixture to minimize energy loss. The Company's line of commercial lighting fixture products for use primarily in department and chain stores utilize incandescent, fluorescent, high intensity discharge and compact fluorescent light sources to provide specialty and general purpose lighting. The Company also produces a line of high performance recessed lighting targeted for custom homes. Marketed under the ACULUX name, these highly efficient luminaires create more precise/dramatic lighting effects from fixtures that quietly blend in with the architecture.

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

The Company also produces and markets a series of track lighting products under the names Trac 12 and Flex 12. Trac 12 is a low voltage track lighting system featuring small individual fixtures and a miniature lamp holder used in linear lighting applications. Flex 12 is also a low voltage track lighting system that features a track that can be curved in a variety of shapes. A series of miniature fixtures were introduced to accompany this flexible system for commercial and residential lighting applications. In October 2002, Juno completed the acquisition of Alfa Lighting, Inc. Alfa provides Juno with an expanded product offering in the low voltage category to include monorail, cable and pendant systems as a complement to its existing Trac Master, Trac 12 and Flex 12 product lines.

Through an acquisition Juno became a supplier of High Intensity Discharge (HID) lighting products for commercial and industrial applications principally in Canada. Indoor lighting products include high and low bay luminaires designed to illuminate large spaces such as factories, warehouses, indoor sports arenas and retail stores. Outdoor lighting products include area, flood, building and canopy mount luminaires to provide security lighting, to illuminate building facades, parking garages and parking lots. Marketed under the Acculite brand, these products are characterized by high quality construction and superior photometric performance to facilitate lower installation and operating costs.

The Company believes its innovations in simplifying installation and improving the function of its lighting products have served to increase demand for its products.

Juno, Indy, Trac-Master, Real Nail , Air-Loc, Wireforms, Accents, Conix, Delta 200 Series, IdeaLab, It's All in the Lighting, Design Only and MH2 are registered trademarks of Juno.

Production

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

The Company spent approximately $4,840,000, $4,973,000, and $4,696,000 on research, development and testing of new products and development of related tooling in fiscal 2002, 2001, and 2000, respectively.

Sales and Distribution

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

Backlog and Material Customers

We have no material long-term contracts. The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 2002.

Competition

We are not aware of any published figures that identify the overall market for the Company's products. Nevertheless, the Company believes that its sales place the Company among the five highest-selling manufacturers of track and recessed lighting products in the United States. The Company estimates that there are more than 50 manufacturers of competing track and recessed lighting products. The Company competes not only with manufacturers in its own fields, but also with manufacturers of a variety of fluorescent and decorative lighting products. A number of competitors, including the Company's two largest competitors, are divisions or subsidiaries of larger companies, which have substantially greater resources than the Company.

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

As of November 30, 2002, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees

The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2005 and September 2004, respectively.

Available Information

The Company's Internet address is www.junolighting.com. Currently, the Company does not make the reports it files with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Internet website because the website does not yet have such capability. The Company will voluntarily provide copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports free of charge upon request. The information on the Company's website is not part of this report.

ITEM 2. PROPERTIES

Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet, which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario, Canada which have, in the aggregate, approximately 140,700 square feet of floor space and a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases four additional distribution warehouses for relatively short terms, which have, in the aggregate, approximately 149,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $924,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

On or about May 17, 2002, Juno filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, Juno alleges that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company, Hubbell Incorporated, during an exclusivity period with Juno. The Complaint seeks damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. U.S. Industries has answered the Complaint and denied liability. The parties are proceeding with discovery.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers Of The Registrant

The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2003:
Name	Age	Positions Held

T. Tracy Bilbrough	46	President and Chief Executive Officer
Glenn R. Bordfeld	56	Executive Vice President and Chief Operating Officer; President of Juno Lighting Division
George J. Bilek	48	Vice President, Finance, Secretary and Treasurer
W. Allen Fromm	56	Vice President, Purchasing
Charles F. Huber	61	Vice President, Engineering and Special Projects
Jacques P. LeFevre	47	Vice President; President of Indy Lighting, Inc.
Daniel S. Macsherry	43	Vice President, Business Development
Scott L. Roos	45	Vice President, Product Management & Development
Richard B. Stam	41	Vice President, Sales

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

Daniel S. Macsherry joined the company as Vice President, Business Development in October 2000. From December 1998 to September 2000 he was Director of Finance for Stanley Fastening Systems, a division of the Stanley Works and a manufacturer of pneumatic tools and accessories. He was the Director of Business Planning and Analysis at DeWalt Professional Power Tools, a division of Black & Decker Corporation, from 1996 to 1998. From 1983 through 1995 he held various financial roles of increasing responsibility supporting operations at Black & Decker.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Common Stock and Dividend Information

The Company's Common Stock is being traded on The Nasdaq SmallCap Market. Prior to August 3, 2000, the Company's Common Stock was traded on the Nasdaq National Market.

As of January 31, 2003 there were approximately 1,400 holders of record of Common Stock.

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	12.15	8.90	6.88	4.94
Second Quarter	12.65	11.00	10.79	6.00
Third Quarter	11.73	8.66	10.89	9.80
Fourth Quarter	10.74	9.85	10.58	8.80

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(in thousands except per share amounts)

Year ended November 30,	2002	2001	2000	1999	1998

Net Sales	$181,770	$179,947	$173,988	$167,458	$160,941
Gross Profit	90,745	91,144	85,565	83,526	81,059
Net Income	11,767	9,344	7,381	18,022	26,625
Net Income (Loss) Available to
Common Shareholders	1,084	(526)	(1,717)	13,740	26,625
Net Income (Loss)
Per Common Share
Basic	.43	(.21)	(.71)	1.23	1.43
Diluted	.43	(.21)	(.71)	1.23	1.43
Cash Dividends Per Common Share		-	-	.20	.36
Total Assets	123,852	119,143	117,434	130,634	208,839
Long - Term Debt	155,626	167,742	182,665	206,793	3,265
Stockholders' (Deficit) Equity	(75,151)	(87,550)	(96,768)	(104,157)	191,448
Working Capital (1)	20,878	20,217	30,094	42,722	133,409
Current Ratio (2)	1.5 to 1	1.6 to 1	2.0 to 1	2.6 to 1	11.5 to 1

(1)   Defined as total Current Assets minus total Current Liabilities.
(2)   Defined as total Current Assets divided by total Current Liabilities.

Both Working Capital and Current Ratio as defined above are important and relevant measurements given the Company's current capital structure and level of outstanding debt. In order to maximize debt reduction the Company must focus on sales growth, earnings and minimizing working capital.

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

Fiscal 2002 Compared to Fiscal 2001. For the fiscal year ended November 30, 2002, net sales increased approximately $1,823,000 or 1.0% to $181,770,000 from $179,947,000 for the like period in 2001 due primarily to new products introduced over the past year and the full year impact of the Acculite product line acquired in August 2001, offset by lower volumes in some of the Company's commercial product lines and selling price pressure. Sales through Juno's Canadian subsidiary (which includes the Acculite division acquired in August 2001) increased 29.9% to $16,144,000 for the fiscal year ended November 30, 2002 compared to $12,426,000 for the like period in 2001.

Gross profit expressed as a percentage of sales decreased to 49.9% in fiscal 2002 compared to 50.7% in fiscal 2001. This decrease was due primarily to unfavorable sales mix and a more competitive selling price environment, which were offset, to some degree, by favorable purchase price variances on the Company's principal raw materials.

Selling, general and administrative expenses expressed as a percentage of sales increased to 31.3% in fiscal 2002 compared to 31.2% in fiscal 2001 due primarily to one-time expenses incurred of approximately $3,050,000 in connection with a proposed major acquisition that was not consummated.

Interest expense was $16,907,000 for fiscal 2002 compared to $19,930,000 for 2001. This decrease is due to the reduction in debt from $176,803,000 at November 30, 2001 to $166,356,000 at November 30, 2002, reductions in interest rates on the Company's floating rate debt and the net effect of interest rate swaps.

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

Financial Condition

Fiscal 2002  The Company generated positive net cash flow provided by operating activities of $19,467,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventories and other assets, and an increase in accounts payable, (collectively aggregating $21,927,000), net of a decrease to the allowance for doubtful accounts and accrued liabilities, unrealized gain on interest rate swap and increases in accounts receivable and prepaid expenses, (collectively aggregating $2,460,000).

Net cash used in investing activities amounted to $9,372,000 and was used to finance capital expenditures of $2,494,000. In addition, on October 15, 2002 the Company purchased the stock of Alfa Lighting, Inc., manufacturers and marketers of low voltage lighting systems for $7,200,000 in cash. The acquisition was financed using the Company's revolving credit facility (the "Revolving Credit Facility") under the Company's existing senior credit facility with Bank of America, N.A., Credit Suisse First Boston and certain other lenders (the "Senior Credit Facility"). The purchase agreement calls for an additional purchase price due at the end of the first twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $2,428,000 and goodwill of $4,450,000.

The net cash used in financing activities of $10,154,000 consisted primarily of principal payments on the term debt under the Senior Credit Facility of $67,815,000 less proceeds from its Revolving Credit Facility of $57,300,000.

Prior to the June 30, 1999 merger of Jupiter Acquisition Corp., a Delaware company and wholly-owned subsidiary of Fremont Investors I, LLC, with and into the Company (the "Merger"), the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

Principal and interest payments under the Senior Credit Facility and the $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 issued by the Company (the "Subordinated Debt" or "Notes"), both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of November 30, 2002, the Company had cash of approximately $1.2 million, a $6.0 million balance on the Company's Revolving Credit Facility and total term debt of approximately $160.3 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility is available to finance its working capital requirements and had an outstanding balance on November 30, 2002 of $6.0 million. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Notes, or to make necessary capital expenditures.

Fiscal 2001  The Company generated positive net cash flow provided by operating activities of $17,993,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventory, and an increase in accrued liabilities, (collectively aggregating $22,883,000), net of a decrease to the allowance for doubtful accounts and accounts payable and increases in accounts receivable, prepaid expenses and other assets, (collectively aggregating $4,890,000).

Net cash used in investing activities amounted to $11,870,000 and was used to finance capital expenditures of $2,796,000, and make payments of $3,220,000 associated with licensing certain intellectual property rights. In addition, on August 28, 2001 the Company purchased the net assets of Acculite Mfg., Inc. and two of its affiliates, manufacturers and marketers of HID (High Intensity Discharge) lighting fixtures for commercial and industrial use for $5,900,000 in cash. The acquisition was financed using the Company's existing Revolving Credit Facility. The purchase agreement calls for an additional payment of up to approximately $1,305,000, due at the end of the first twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $1,889,000 and goodwill of $3,965,000.

The net cash used in financing activities of $9,660,000 consisted primarily of principal payments on the term debt under the Senior Credit Facility of $52,515,000 less proceeds from the $35 million Revolving Credit Facility of $42,700,000.

As of November 30, 2001, the Company had cash of approximately $1.3 million, a $5.3 million balance on the Company's Revolving Credit Facility and total term debt of approximately $171.5 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility was available to finance its working capital and had an outstanding balance on November 30, 2001 of $5.3 million.

Fiscal 2000 The Company generated positive net cash flow provided by operating activities of $22,275,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventory, accounts receivable, prepaid expenses and other assets and an increase in accounts payable, (collectively aggregating $22,506,000), net of a decrease to the allowance for doubtful accounts of $231,000.

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

Other Matters

Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS 141, "Business Combinations". This standard applies to acquisitions after June 30, 2001 and requires, among other things, that purchase accounting be followed. Accordingly, the Company applied this standard to the acquisitions of Acculite Manufacturing and Alfa Lighting, Inc. Consistent with this standard, the resulting goodwill from the acquisition of Acculite Manufacturing of $3,965,000 and Alfa Lighting, Inc. of $4,450,000 were not subject to amortization.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This standard addresses the accounting for goodwill and other intangible assets that have been historically subject to annual amortization over their estimated useful lives. The Company adopted SFAS 142 during 2002. Management conducted a review of the estimated fair market value of its business segment, using discounted cash flow techniques. Based on management's review, no goodwill impairment was recorded for the year ended November 30, 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. Under the new rules, the accounting and reporting for the impairment and disposal of long-lived assets have been superseded from SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation of a temporary subsidiary. Effective November 30, 2002, the Company adopted SFAS No. 144, which did not have an effect on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activites, " effective for exit or disposal activities initiated after December 31, 2002. Under the new rules, EITF, 94-3 has been nullified and now costs associated with an exit or disposal activity will be recognized when the liability is incurred rather than when the entity committed to an exit plan. Effective November 30, 2002, the Company adopted SFAS No. 146, which did not have an effect on the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK

The Company is exposed to market risks arising from changes in interest rates. As of November 30, 2002, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, at November 30, 2002 the Company had two interest rate swap agreements. The net unrealized gain from these swaps for the fiscal year ended November 2002 was $418,000 based on the swaps' estimated market values as of November 30, 2002. The Company also realized a gain of $1,549,000 for the fiscal year ended November 30, 2002 as a result of exiting an interest rate swap transaction. Detailed information concerning the terms of these swaps can be found in the Company's audited Financial Statement and notes thereto appearing elsewhere in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and
Stockholders of Juno Lighting, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As disclosed in Note 1 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 1, 2001.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 10, 2003

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share amounts)

Year ended November 30,	2002	2001	2000

Net sales	$181,770	$179,947	$173,988
Cost of sales	91,025	88,803	88,423

Gross profit	90,745	91,144	85,565
Selling, general and administrative	53,760	56,057	51,693
Costs of terminated acquisition	3,050	-	-

Operating income	33,935	35,087	33,872

Other (expense) income:
Interest expense	(16,907)	(19,930)	(22,597)
Interest and dividend income	17	158	271
Realized gain on interest rate swap	1,549	-	-
Miscellaneous	493	(404)	13

Total other (expense) income	(14,848)	(20,176)	(22,313)

Income before taxes on income	19,087	14,911	11,559
Taxes on income	7,320	5,567	4,178

Net income	11,767	9,344	7,381
Less: Preferred dividends	10,683	9,870	9,098

Net income (loss) available to common shareholders	$1,084	$(526)	$(1,717)

Net income (loss) per common share (Basic and diluted)	$.43	$(.21)	$(.71)

Weighted average number of shares outstanding - Basic	2,513,875	2,481,928	2,426,490

Weighted average number of shares outstanding - Diluted	2,513,875	2,481,928	2,426,490

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(in thousands)

November 30,	2002	2001

Assets
Current:
Cash	$1,221	$1,280
Accounts receivable, less allowance for doubtful accounts of $926
and $977	32,225	30,348
Inventories, net	22,870	20,735
Prepaid expenses and miscellaneous	4,724	4,552

Total current assets	61,040	56,915

Property and equipment:
Land	7,267	7,264
Building and improvements	33,376	33,231
Tools and dies	12,116	11,380
Machinery and equipment	7,690	7,644
Computer equipment	8,963	7,783
Office furniture and equipment	3,213	3,108

	72,625	70,410
Less accumulated depreciation	(30,619)	(26,521)

Net property and equipment	42,006	43,889

Other assets:
Goodwill	11,766	7,835
Deferred financing costs, net of accumulated amortization of $4,426
and $3,124	5,917	7,219
Miscellaneous	3,123	3,285

Total other assets	20,806	18,339

Total assets	$123,852	$119,143

Return to Index

CONSOLIDATED BALANCE SHEETS
(in thousands)

November 30,	2002	2001

Liabilities
Current:
Accounts payable	$10,960	$8,668
Accrued liabilities	18,471	18,969
Short term borrowings	6,050	5,350
Current maturities of long-term debt	4,681	3,711

Total current liabilities	40,162	36,698

Long-term debt, less current maturities	155,626	167,742

Deferred income taxes payable	3,215	2,253

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, Series A and B convertible $.001
par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	140,283	129,600
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,529,534 and 2,500,389	2	2
Paid-in capital	1,035	674
Accumulated other comprehensive loss	(772)	(1,043)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(215,499)	(216,583)

Total stockholders' deficit	(75,151)	(87,550)

Total liabilities and stockholders' equity	$$123,852	$119,143

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands)

Years ended November 30, 2000, 2001 and 2002

	Common Stock		Series	Accumulated		Retained
			A and B	Other	Shareholder	Earnings/
	Amount	Paid-In Capital	Preferred Stock	Comprehensive	Note	(Accumulated	Total
	$.001 PAR		Amount $.001 PAR	Income (Loss)	Receivable	Deficit)

Balance, November 30, 1999	2	421	110,282	(530)	-	(214,332)	(104,157)

Comprehensive income:
Net income for 2000	-	-	-	-	-	7,381	7,381
Loss on foreign currency translation	-	-	-	(232)	-	-	(232)
Comprehensive income							7,149
Purchase of common stock and exercise of
stock options	-	159	-	-	-	-	159
Preferred shares Series B issued	-	(261)	350	-	-	-	89
Preferred stock dividend	-	-	9,098	-	-	(9,098)	-
Common stock retirement	-	-	-	-	-	(8)	(8)

Balance, November 30, 2000	2	319	119,730	(762)	-	(216,057)	(96,768)

Comprehensive income:
Net income for 2001	-	-	-	-	-	9,344	9,344
Loss on foreign currency translation	-	-	-	(281)	-	-	(281)
Comprehensive income	-	-	-	-	-	-	9,063
Issuance of shareholder note receivable	-	-	-	-	(200)	-	(200)
Purchase of common stock and exercise of
stock options	-	355	-	-	-	-	355
Preferred stock dividend	-	-	9,870	-	-	(9,870)	-

Balance, November 30, 2001	$2	$674	$129,600	$(1,043)	$(200)	$(216,583)	$(87,550)

Comprehensive income:	-	-	-	-	-	-	-
Net income for 2002	-	-	-	-	-	11,767	11,767
Gain on foreign currency translation	-	-	-	271	-	-	271
Comprehensive income	-	-	-	-	-	-	12,038
Purchase of common stock	-	361	-	-	-	-	361
Preferred stock dividend	-	-	10,683	-	-	(10,683)	-

Balance, November 30, 2002	$2	$1,035	$140,283	$(772)	$(200)	$(215,499)	$(75,151)

See notes to consolidated financial statements.

Return to Index

CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)
Year ended November 30,	2002	2001	2000

Net income	$11,767	$9,344	$7,381
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	6,514	6,068	6,226
Unrealized (gain) loss on interest rate swap	(418)	472	-
Loss on sale of assets	-	-	81
(Decrease) in allowance for doubtful accounts	(51)	(174)	(231)
Deferred income taxes	962	78	345
Deferred compensation	36	72	107
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,297)	(3,192)	271
Decrease in inventories	271	4,613	5,109
(Increase) decrease in prepaid expenses	(185)	(206)	238
Decrease (increase) in other assets	243	(113)	116
Increase (decrease) in accounts payable	2,134	(790)	2,649
(Decrease) increase in accrued liabilities	(509)	1,821	(17)

Net cash provided by operating activities	19,467	17,993	22,275

Cash flows (used in) investing activities:
Capital expenditures	(2,494)	(2,796)	(2,468)
License - lighting technology	-	(3,220)	-
Acquisition of subsidiary, net of Cash acquired	(6,878)	(5,854)	-

Net cash (used in) investing activities	(9,372)	(11,870)	(2,468)

Cash flows used in financing activities:
Principal payments on long-term debt and bank debt	(67,815)	(52,515)	(27,870)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	361	155	159
Proceeds from bank debt	50,300	36,800	4,250
Proceeds from bank debt for acquisition	7,000	5,900	-
Deferred financing costs	-	-	(153)
Common stock retired	-	-	(8)

Net cash used in financing activities	(10,154)	(9,660)	(23,622)

Net decrease in cash	(59)	(3,537)	(3,815)
Cash at beginning of year	1,280	4,817	8,632

Cash at end of year	$1,221	$1,280	$4,817

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$16,814	$20,542	$23,439
Income taxes	$5,692	$4,641	$2,700

See notes to consolidated financial statements.

Return to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Juno Lighting, Inc.

Note 1:   Summary of Significant Accounting Policies

Nature of the Business Juno Lighting, Inc. (the "Company") is a leader in the design, manufacture and marketing of lighting fixtures for commercial and residential use primarily in the United States.

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

Property and Equipment Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 2002, 2001, and 2000 amounted to approximately $4,483,000, $4,462,000, and $4,774,000 respectively.

Useful lives for property and equipment are as follows:

Buildings and improvements	20 - 40 years
Tools and dies	3 years
Machinery and equipment	7 years
Computer equipment	5 years
Office furniture and equipment	5 years

Goodwill The Company adopted SFAS 142 "Goodwill and Other Intangibles" during 2002. Management conducted a review of the estimated fair market value of its business segment, using discounted cash flow techniques. Based on management's review, no goodwill impairment was recorded for the year ended November 30, 2002. Furthermore, the Company has not amortized any of its goodwill for the year ended November 30, 2002. Had SFAS 142 been in effect for fiscal 2001 and 2000, the net income (loss) attributable to common shareholders and earnings per share attributable to common shareholders for the three years ending November 30, 2002 would have been as follows:

(in thousands)

November 30,	2002	2001	2000

Net Income (loss)
Net as reported	$1,084	$(526)	$(1,717)
Add back: Goodwill Amortization	-	159	119

Adjusted net income (loss)	$1,084	$(367)	$(1,598)

Basic and Diluted Earnings Per Share
Net as reported	$0.43	$(0.21)	$(0.71)
Goodwill amortization	-	.06	.05

Adjusted net income (loss)	$0.43	$(0.15)	$(0.66)

Weighted Average Shares Outstanding
Basic and Diluted	2,513,875	2,481,928	2,426,490

Income Taxes The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Research and Development The Company spent approximately $4,840,000, $4,973,000 and $4,696,000 on research, development and testing of new products and development of related tooling in fiscal 2002, 2001 and 2000, respectively.

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

Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures as required by SFAS 123 for the years ended November 30, 2002, 2001 and 2000.

Derivative Instruments Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap and $60,000,000 pay-floating rate swap), which resulted in a net unrealized gain of $418,000 for the year ended November 30, 2002 and a net expense of $472,000 for the year ended November 30, 2001, based on the swaps' estimated market values as of November 30, 2002, and 2001, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income/expense on the consolidated statements of income for fiscal 2002 and 2001. The Company also realized a gain of $1,549,000 for the fiscal year ended November 30, 2002 as a result of exiting an interest rate swap transaction. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

Recently Issued Accounting Standards In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". This standard addresses the accounting for goodwill and other intangible assets that have historically been subject to annual amortization over their estimated useful lives. The Company has adopted this standard (see Note 1).

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. Under the new rules, the accounting and reporting for the impairment and disposal of long-lived assets have been superseded from SFAS No. 121 and APB No. 30. Also, ARB No. 51 has been amended to eliminate the exception for consolidation of a temporary subsidiary. Effective November 30, 2002, the Company adopted SFAS No. 144, which did not have an effect on the financial statements of the Company.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activites, " effective for exit or disposal activities initiated after December 31, 2002. Under the new rules, EITF, 94-3 has been nullified and now costs associated with an exit or disposal activity will be recognized when the liability is incurred rather than when the entity committed to an exit plan. Effective November 30, 2002, the Company adopted SFAS No. 146, which did not have an effect on the financial statements of the Company.

Note 2:   Merger and Recapitalization

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

Note 3:   Acquisition

In October 2002, the Company purchased all of the outstanding stock of Alfa Lighting, Inc., a manufacturer and marketer of low voltage lighting systems for $7,200,000. The Company performed an analysis of the purchase price and determined that there were no identifiable intangibles. As a result the purchase price was allocated to working capital of $2,750,000 and goodwill of $4,450,000. The purchase agreement calls for an additional purchase price that is contingent upon Alfa Lighting, Inc. attaining certain operating objectives. The additional purchase price is payable at the end of the first twenty-four months after the acquisition date if the objectives are met.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.
(in thousands)

Cash and cash equivalents	$322
Accounts receivable	528
Inventory	2,406
Property, plant and equipment	95
Other assets	389
Goodwill	4,450

Total assets acquired	8,190

Current liabilities	740
Deferred taxes	250

Total liabilities assumed	990

Net assets acquired	$7,200

The purchase price and its allocation is subject to change pending final determination of certain acquired balances, however, management does not believe such changes will be significant.

Note 4:   Inventories

Inventories consist of the following:

(in thousands)

November 30,	2002	2001

Finished goods	$12,873	$9,309
Raw materials	10,745	12,096
Reserve for Obsolescence	(748)	(670)

Total	$22,870	$20,735

Work in process inventories are not significant in amount and are included in finished goods.

Note 5:   Accrued Liabilities

Accrued liabilities consist of the following:

(in thousands)

November 30,	2002	2001

Interest expense	$6,350	$6,257
Compensation and benefits	4,717	4,835
Promotional programs	2,358	3,484
Real estate taxes	642	475
Commissions	595	529
Current income taxes	2,284	1,556
Swap contract	450	887
Other	1,075	946

Total	$18,471	$18,969

Note 6:   Long-Term Debt

Long-term debt consists of the following:

(in thousands)

November 30,	2002	2001

Bank of America, N.A. and certain other lenders, Tranche A Term
Loan, payable in escalating installments through November,
2005, plus interest at a variable rate, generally approximating 3
month LIBOR plus 2.5%	$12,683	$18,213
Bank of America, N.A. and certain other lenders, Tranche B Term Loan, payable in escalating installments through November, 2006, plus
interest at a variable rate, generally approximating 3 month LIBOR plus 3.0%	23,318	29,002
Senior Subordinated Notes due July, 2009 plus interest at 11 7/8%, net of
discount of $694 and $762 in 2002 and 2001, respectively	124,306	124,238
	160,307	171,453
Less current maturities	(4,681)	(3,711)

Total long-term debt	$155,626	$167,742

The Company has a senior credit facility (the "Senior Credit Facility") with Bank of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At November 30, 2002, the nominal interest rates for Term Loan A and Term Loan B were 3.88% and 4.38%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006.

Amounts outstanding under the Revolving Credit Facility at November 30, 2002 and November 30, 2001 were $6,050,000 and $5,350,000 respectively. At November 30, 2002, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.3%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi- annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility including the Revolving Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999,including all applicable amendments. The aggregate amounts of existing long-term debt maturing in each of the next five years are as follows: 2003 - $4,681,000; 2004 - $3,929,000; 2005 - $4,851,000; 2006 - $22,540,000.

Note 7:   Taxes On Income

Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

(in thousands)

November 30,	2002	2001	2000

Current:
Federal	$5,148	$4,414	$2,798
State	1,210	819	667

	6,358	5,233	3,465

Deferred:
Federal	883	295	631
State	79	39	82

	962	334	713

Total taxes on income	$7,320	$5,567	$4,178

Deferred tax assets (liabilities) are comprised of the following:
(in thousands)

November 30,	2002	2001

Reserves for doubtful accounts	$318	$333
Inventory costs capitalized for tax purposes	681	522
Compensation and benefits	609	659
Accrued warranty reserve	1	30
Accrued advertising	0	97
Prepaid promotional expenses	(183)	(266)
Interest rate swap	(206)	175

Net current deferred tax assets	1,220	1,816

Depreciation	(1,881)	(1,756)
Amortization of swap gain	(538)	-
Prepaid health and welfare costs	-	(34)
Basis difference of acquired assets	(288)	(69)
Capitalized interest	(14)	(14)
Foreign amortization	(164)	-
Real estate taxes	(330)	(329)

Net long term deferred tax liabilities	(3,215)	(2,468)

Net deferred tax liability	$(1,995)	$(652)

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

November 30,	2002	2001	2000

Income taxes at statutory rate	35.0%	35.0%	34.0%
State and local taxes, net of federal income tax benefit	2.7	2.7	3.5
Other	.7	(.4)	(1.4)
Effective tax rate	38.4%	37.3%	36.1%

Note 8:   Stock Based Compensation Plans

The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. At November 30, 2002, remaining options outstanding under the 1993 Plan totaled 167,500. The Company's 1999 Stock Award and Incentive Plan (the "1999 Plan") provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 940,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 940,000 shares of the Company's common stock. At November 30, 2002, a total of 62,095 shares were available for grant under the 1999 Plan. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock are authorized for issuance of which 268,517 remain available for issuance as of November 30, 2002. Under this stock purchase plan, 29,145 shares of common stock were issued at $8.08 per share in fiscal 2002.

A summary of activity under the Company's stock option plan is as follows:
		Weighted Average
	Options Outstanding	Exercise Price

Balance at November 30, 1999	585,450	$22.52
Options Granted	503,427	$25.00
Options Exercised	-	$25.00
Options Canceled	(21,512)	$18.18

Balance at November 30, 2000	1,067,365	$23.68
Options Granted	38,875	$25.00
Options Exercised	-	$-
Options Canceled	(72,935)	$24.56

Balance at November 30, 2001	1,033,305	$23.69
Options Granted	27,100	$25.00
Options Exercised	-	$-
Options Canceled	(15,000)	$22.82

Balance at November 30, 2002	1,045,405	$23.74

A summary of outstanding and exercisable stock options as of November 30, 2002, is as follows:
			Options Outstanding			Options Exercisable

				Weighted
				Averaged
				Remaining	Weighted		Weighted
				Contractual	Average	Number	Average
Range of			Number	Life	Exercise	of	Exercise
Exercise Prices			of Shares	(in years)	Price	Shares	Price

$14.44			72,700	3	$14.44	72,700	$14.44
$15.38			8,600	4.1	$15.38	8,600	$15.38
$16.69	-	$18.50	26,000	2.6	$18.43	26,000	$18.43
$19.63	-	$22.19	60,200	1.9	$20.07	60,200	$20.07
$25.00			877,905	7.5	$25.00	483,606	$25.00

			1,045,405	6.7	$23.69	651,106	$22.98

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

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2002, 2001 and 2000 was $1.86, $1.03 and $.86 per share, respectively, under the Company's Stock Option Plan and $3.26, $2.84 and $3.92, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

	2002	2001	2000

Expected life (in years)	8	8	8
Expected volatility	34.35%	31.82%	30.55%
Dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	4.36%	5.33%	6.25%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net (loss) income available to common shareholders and net (loss) income per share would have been reduced, or increased, to the pro forma amounts below for the years ended November 30, 2002, 2001 and 2000:
(in thousands except per share amounts)

	2002	2001	2000

Net income (loss) available to common
shareholders as reported	$1,084	$(526)	$(1,717)
Pro forma net income (loss) available to common
shareholders	$389	$(1,155)	$(2,587)
Net income (loss) per share as reported
(Basic &diluted)	.43	(.21)	(.71)
Pro forma net income (loss) per share
(Basic & diluted)	.15	(.47)	(1.07)

Note 9:     Profit Sharing Plan

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. As of January 1, 2002, the Company amended the plan to satisfy the 401(k) safe-harbor requirements by increasing the Company matching contribution to 4%. The matching contribution provided by the Company amounted to approximately $669,000, $257,000 and $244,000 in 2002, 2001, and 2000 respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized an additional contribution of $531,000 for fiscal 2002, $860,000 for fiscal 2001 and $888,000 for fiscal 2000.

Note 10:     Series A and Series B Preferred Stock

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

Note 11:     Business Segments and Geographical Information

The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:
(in thousands)

November 30,	2002	2001	2000

Net Sales:
United States
(including Puerto Rico)	$165,648	$167,399	$162,803
Canada	16,122	12,548	11,185
Total	$181,770	$179,947	$173,988

(in thousands)

November 30,	2002	2001	2000

Total Assets:
United States	$108,492	$107,647	$112,200
Canada	15,360	11,496	5,234
Total	$123,852	$119,413	$117,434

Note 12:     Commitments and Contingencies

Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 2002 are as follows:
(in thousands)

November 30,

2003	$1,551
2004	1,153
2005	598
2006	23
2007	3
Total	$3,328

Total rent expense charged to operations amounted to approximately $1,190,000, $911,000, and $994,000 for the years ended November 30, 2002, 2001 and 2000, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

Note 13:      Certain Relationships and Related Transactions

Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal, which billed the Company an aggregate of $720,880 for legal services provided to the Company for the fiscal year ended November 30, 2002.

The Company and Fremont Partners L.L.C., a shareholder of the Company, entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services. In addition, the Company engaged Fremont Partners III, LLC, an affiliate of Fremont Partners L.L.C, in fiscal 2002 to provide financial advisory services to the Company in connection with a proposed major acquisition, for which the Company paid approximately $337,000.

Note 14:     Guarantors' Financial Information

The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Alfa Lighting, Inc. and Indy Lighting, Inc. will provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.
For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$148,285	$149,013	$17,374	$(132,902)	$181,770
Cost of sales	121,772	87,820	12,394	(130,961)	91,025

Gross profit	26,513	61,193	4,980	(1,941)	90,745
Selling, general and
administrative	28,334	22,114	3,202	110	53,760
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(1,821)	36,029	1,778	(2,051)	33,935
Other income (expense)	27,610	(21)	(432)	(42,005)	(14,848)

Income (loss) before
taxes on income	25,789	36,008	1,346	(44,056)	19,087
Taxes on income	(6,764)	13,540	550	(6)	7,320

Net income (loss)	32,553	22,468	796	(44,050)	11,767
Less: Preferred dividends	(10,683)				(10,683)

Net income (loss)
available to common
shareholders	$21,870	$22,468	$796	$(44,050)	$1,084

For the Year Ended November 30, 2001

(in thousands)

		Guarantor	Non-Guarantor			Total
	Parent	Subsidiaries	Subsidiaries		Eliminations	Consolidated

Net sales	$149,517	$142,364	$12,548		$(124,482)	$179,947
Cost of sales	118,860	87,059	9,385		(126,501)	88,803

Gross profit	30,657	55,305	3,163		2,019	91,144
Selling, general and administrative	31,687	21,991	2,269		110	56,057

Operating (loss) income	(1,030)	33,314	894		1,909	35,087
Other income (expense)	44,713	(5)	(234)		(64,650)	(20,176)

Income (loss) before taxes on income	43,683	33,309	660		(62,741)	14,911
Taxes on income	(7,332)	12,611	294		(6)	5,567

Net income (loss)	51,015	20,698	366		(62,735)	9,344
Less: Preferred dividends	(9,870)	-	-		-	(9,870)

Net income (loss) available to
common shareholders	$41,145	$20,698	$366	$	$(62,735)	$(526)

For the Year Ended November 30, 2000

(in thousands)

		Guarantor	Non-Guarantor			Total
	Parent	Subsidiaries	Subsidiaries		Eliminations	Consolidated

Net sales	$141,722	$141,571	$11,187	$	$(120,492)	$173,988
Cost of sales	108,719	88,033	8,797		(117,126)	88,423

Gross profit	33,003	53,538	2,390		(3,366)	85,565
Selling, general and administrative	27,950	21,566	2,069		108	51,693

Operating income	5,053	31,972	321		(3,474)	33,872
Other expense	(22,141)	(19)	(153)		-	(22,313)

(Loss) income before
taxes on income	(17,088)	31,953	168		(3,474)	11,559
Taxes on income	(6,365)	10,454	94		(5)	4,178

Net (loss) income	(10,723)	21,499	74		(3,469)	7,381
Less: Preferred dividends	(9,098)	-	-		-	(9,098)

Net (loss) income available to
common shareholders	$(19,821)	$21,499	$74		$(3,469)	$(1,717)

November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Total stockholders'
(deficit) equity	(49,891)	45,208	3,897	(74,365)	(75,151)

Total liabilities and stockholders'
equity (deficit)	$139,939	$60,456	$15,359	$(91,902)	$123,852

November 30, 2001

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,141	$(541)	$674	$6	$1,280
Accounts receivable, net	27,960	30,044	2,503	(30,159)	30,348
Inventories	16,363	11,377	2,066	(9,071)	20,735
Other current assets	3,165	1,193	194	-	4,552

Total current assets	48,629	42,073	5,437	(39,224)	56,915
Property and equipment	10,869	57,172	2,746	(377)	70,410
Less accumulated depreciation	3,268	22,899	630	(276)	26,521

Net property and equipment	7,601	34,273	2,116	(101)	43,889
Other assets	74,365	129	5,899	(62,054)	18,339

Total assets	$130,595	$76,475	$13,452	$(101,379)	$119,143

Current liabilities	$47,068	$11,355	$8,430	$(30,155)	$36,698
Other liabilities	169,841	-	2,202	(2,048)	169,995

Total liabilities	216,909	11,355	10,632	(32,203)	206,693
Total stockholders' (deficit) equity	(86,314)	65,120	2,820	(69,176)	(87,550)
Total liabilities and stockholders'
equity (deficit)	$130,595	$76,475	$13,452	$(101,379)	$119,143

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$17,322	$2,702	$(517)	$(40)	$19,467

Cash flows used in investing
activities: Capital expenditures	(18)	(2,363)	(113)	-	(2,494)
Purchase of assets through
Acquisition, net of cash acquired	(2,428)	-	-	-	(2,428)
Purchase of goodwill
through acquisition	(4,450)	-	-	-	(4,450)

Net cash used in investing
activities	(6,896)	(2,363)	(113)	-	(9,372)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	50,300	-	-	-	50,300
Proceeds from bank debt for acquisition	7,000	-	-	-	7,000
Principal payments on long term debt	(67,815)	-	(25)	25	(67,815)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	$361	$-	$-	$-	$361

Net cash (used in) provided
by financing activities	$(10,154)	$-	$(25)	$25	$(10,154)

Net (decrease) increase in
cash	272	339	(655)	(15)	(59)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$1,413	$(202)	$19	$(9)	$1,221,

For the Year Ended November 30, 2001

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$15,294	$1,281	$1,443	$(25)	$17,993

Cash flows used in investing
activities: Capital expenditures	(264)	(2,512)	(20)	-	(2,796)
License-lighting technology	(3,220)	-	-	-	(3,220)
Purchase of assets through
acquisition	-	-	(1,889)	-	(1,889)
Purchase of goodwill
through acquisition	-	-	(3,965)	-	(3,965)

Net cash used in investing
activities	(3,484)	(2,512)	(5,874)	-	(11,870)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	36,800	-	-	-	36,800
Proceeds from bank debt for acquisition	-	-	5,900	-	5,900
Principal payments on long term debt	(51,715)	-	(831)	31	(52,515)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	$155	$-	$-	$-	$155

Net cash (used in) provided
by financing activities	$(14,760)	$-	$5,069	$31	$(9,660)

Net (decrease) increase in
cash	(2,950)	(1,231)	638	6	(3,537)
Cash at beginning of year	4,091	690	36	-	4,817

Cash at end of year	$1,141	$(541)	$674	$6	$1,280

For the Year Ended November 30, 2000

(in thousands)

				Non-
			Guarantor	Guarantor		Total
	Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$24,040		$(1,764)	58	$(59)	$22,275

Cash flows used in investing activities:
Capital expenditures	(2,123)		(325)	(20)	-	(2,468)

Net cash used in investing activities	(2,123)		(325)	(20)	-	(2,468)

Cash flows used in financing activities:
Proceeds from bank debt	4,250		-			4,250
Principal payments of bank debt	(4,250)					(4,250)
Principal payments on
long term debt	(23,620)					(23,620)
Other financing activities	(2)			(29)	29	(2)

Net cash (used in) provided by
financing activities	$(23,622)	$		$(29)	$29	$(23,622)

Net (decrease) increase in cash	(1,705)		(2,089)	9	(30)	(3,815)
Cash at beginning of year	5,748		2,828	26	30	8,632

Cash at end of year	$4,043		$739	$35	$-	$4,817

Note 15:   Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2002 and 2001 is as follows:
(in thousands except per share amounts)

2002 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$41,406	$46,376	$45,520	$48,468	$181,770
Gross Profit	20,339	23,822	22,546	24,038	90,745
Net (Loss) Income
Available to Common
Shareholders	(2,550)	1,516	1,349	770	1,084

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$(1.02)	$.61	$.53	$.30	$.43

(in thousands except per share amounts)

2001 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$41,538	$46,309	$46,404	$45,696	$179,947
Gross Profit	20,364	23,498	24,003	23,279	91,144
Net (Loss) Income
Available to Common
Shareholders	(1,909)	180	678	526	(526)

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$(.77)	$.07	$.27	$.21	$(.21)

*Due to rounding differences, the totals for the fiscal years ended November 30, 2002 and 2001 may not equal the sum of the respective items for the four quarters then ended.

Return to Index

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to the directors of the Company will be set forth in the Proxy Statement and is incorporated herein by this reference.

Information regarding the Executive Officers of the Company is set forth in Part I of this Form 10-K on pages 6 and 7.

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

TRANSACTIONS WITH MANAGEMENT AND OTHERS; CERTAIN BUSINESS RELATIONSHIPS

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

Mr. Froy is a partner of the law firm of Sonnenschein Nath & Rosenthal, which provided legal services to the Company in fiscal 2002.

The Company and Fremont Partners L.L.C., a shareholder of the Company and an affiliate of Fremont Investors, Fremont Partners and FP Advisors (collectively, the "Fremont Entities"), entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services. In addition, the Company engaged Fremont Partners III, LLC, an affiliate of the Fremont Entities, in fiscal 2002 to provide financial advisory services to the Company in connection with a proposed major acquisition, for which the Company paid approximately $337,000.

INDEBTEDNESS OF MANAGEMENT

In connection with the purchase by Mr. Bilbrough, Juno's President and Chief Executive Officer, of shares of the Company's common stock, the Company made a loan to him in the principal amount of $199,968.33. All of the proceeds of this loan were used to pay a portion of the purchase price of the shares. Subject to certain terms and conditions, Mr. Bilbrough will not owe any interest on this debt on or before May 22, 2010 and will owe 18% per annum thereafter on any remaining balance. As of November 30, 2002, the outstanding balance of Mr. Bilbrough's debt was $199,968.33.

ITEM 14. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K
15	(a)	(1).	Financial Statements - Appear as part of Item 8 of this Form 10-K.
Supplementary Data
The supplementary data required by Item 302 of Regulation S-K is contained on page 33 of this Annual Report on Form 10-K
Report of Independent Accountants

The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, dated January 10, 2003, on the consolidated financial statements as of and for the fiscal years ended November 30, 2002, November 30, 2001, and November 30, 2000, is filed as a part of this Annual Report on Form 10-K on page 14.

15	(a)	(2).	Financial Statement Schedule:
The following financial statement schedule is submitted in response to this Item 15(a) 2 on page 42 of this Annual Report on Form 10-K.
Schedule II - Valuation and Qualifying Accounts and Reserves.
Report of Independent Accountants Relating to Schedule.

The Report of the Company's Independent Accountants, PricewaterhouseCoopers LLP, on the financial statement Schedule, insofar as the information therein relates to November 30, 2002 and November 30, 2001 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 36.

Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

Report of Independent Accountants on

Financial Statement Schedule

To the Board of Directors

of Juno Lighting, Inc.

Our audits of the consolidated financial statements of Juno Lighting, Inc. referred to in our report dated January 10, 2003, appearing on page 14 of this 2002 Annual Report on Form 10-K, also included an audit of the Financial Statement Schedule listed in Item 15(a)(2). In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois

January 10, 2003

15	(a)	(3).	Exhibits
			(i)			The following exhibits are filed herewith:
				11.1		Computations of Net Income Per Common Share.
				21.1		Subsidiaries of the Registrant.
				23.1		Consent of PricewaterhouseCoopers LLP.
				99.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.
				99.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.
			(ii)			The following exhibits are incorporated herein by reference or have been previously reported:
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

				3.2		By-Laws of Juno Lighting, Inc., as amended, filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K (SEC File No. 0-11631) for the fiscal year ended November 30, 1987.
				3.2	(a)	Amendment to By-Laws of Juno Lighting, Inc. filed as Exhibit 3.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1991.
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

				10.2	(a)

Juno Lighting, Inc. 401(k) Trust Agreement, effective July 1, 2000, executed June 28, 2000, filed as Exhibit 10.1(a) to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

				10.2	(b)

Amendment to the 401(k) Trust Agreement with Juno Lighting, Inc. effective July 1, 2000, executed June 29, 2000, filed as Exhibit 10.1(b) to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

				10.2	(c)	Juno Lighting, Inc. 401(K) Plan, Amended and Restated effective December 1, 1987, executed June 1, 1994.
37
				10.2	(d)	Juno Lighting, Inc. 401(K) Trust, effective December 1, 1985, executed June 1, 1994.
				10.2	(e)	Amendment to Juno Lighting, Inc. 401(K) Plan, effective September 1, 1994, executed September 12, 1994.
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

				10.4	(a)

First Amendment to Credit Agreement, dated as of June 30, 2000 among Juno Lighting, Inc., Bank of America, N.A., Credit Suisse First Boston and certain other lenders party thereto filed as Exhibit 10.2 to the Company's Quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

				10.4	(b)

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

				16.1		The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992(SEC File No. 0-11631).
15	(b)	Reports on Form 8-K				On October 15, 2002, the Company filed a Form 8-K announcing the submission of certifications under Section 906 of the Sarbanes-Oxley Act of 2002 to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2003.
JUNO LIGHTING, INC.
/s/ T. Tracy Bilbrough

	By:	T. Tracy Bilbrough
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ T. Tracy Bilbrough	Director, Chief Executive Officer	February 27, 2003

T. Tracy Bilbrough

Vice President, Finance, Secretary and
/s/ George J. Bilek	Treasurer (Principal Financial and	February 27, 2003

George J. Bilek	Accounting Officer)

/s/ Robert Jaunich, II	Director, Chairman of The Board	February 27, 2003

Robert Jaunich, II

/s/ Mark N. Williamson	Director	February 27, 2003

Mark N. Williamson

/s/ Daniel DalleMolle	Director	February 27, 2003

Daniel DalleMolle

/s/ Michael M. Froy	Director	February 27, 2003

Michael M. Froy

CERTIFICATIONS

I, T. Tracy Bilbrough, certify that:

1.   I have reviewed this annual report on Form 10-K of Juno lighting, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

CERTIFICATIONS

I, George J. Bilek, certify that:

1.   I have reviewed this annual report on Form 10-K of Juno lighting, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 27, 2003

/s/ George J. Bilek
George J. Bilek
Vice President, Finance
(Principal Financial Officer)

JUNO LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(in thousands)
Column A	Column B	Column C	Column D	Column E	Column F

	Balance at	Charged to		Other charges	Balance at
	beginning	costs and	Deductions	add (deduct)	end of
Description	of period	expenses	describe (a)	describe(b)	period

Deducted from assets to
which they apply:
Allowance for doubtful accounts:
Year ended
November 30, 2002	$977	$4	$55	$-	$926
Year ended
November 30, 2001	1,151	76	251	1	977
Year ended
November 30, 2000	1,382	(38)	191	(2)	1,151

NOTE:
(a)			Write off of bad debts, less recoveries.
(b)	Foreign currency translation.

Return to Index

		EXHIBIT INDEX
Exhibit Number		Page
The following exhibits are filed herewith:
11.1	Computations of Net Income Per Common Share.	45
21.1	Subsidiaries of the Registrant.	46
23.1	Consent of PricewaterhouseCoopers LLP.	47
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.	48
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.	49
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
43
10.2

Juno Lighting, Inc. 401(k) Plan, Amended and Restated effective December 1, 1999, executed June 30, 2000, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

10.2(a)

Juno Lighting, Inc. 401(k) Trust Agreement, effective July 1, 2000, executed June 28, 2000, filed as Exhibit 10.1 (a) to the company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 2000.

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

10.4(b)

Second Amendment to Credit Agreement, dated as of August 27, 2001, among Juno Lighting, Inc., Juno Lighting, Ltd., Bank of America, N.A., Credit Suisse First Boston and certain other lenders party thereto filed as Exhibit 10.5(b) to the Company's Quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended August 31, 2001.

10.5

1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

16.1	The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992(SEC File No. 0-11631).

Exhibit 11.1

JUNO LIGHTING, INC. AND SUBSIDIARIES

COMPUTATIONS OF NET INCOME (LOSS) PER COMMON SHARE

	2002	2001	2000

Average number of common shares
outstanding during the year	2,513,785	2,481,928	2,426,490

Common equivalents: Shares issuable under
outstanding options	-	-	-

Shares which could have been purchased
based on the average market value for the period	-	-	-

Shares for the portion of the period that the
options were outstanding	-	-	-

Average number of common and common
equivalent shares outstanding during the year	2,513,785	2,481,928	2,426,490

NET INCOME (LOSS) available
to common shareholders	1,084,178	(525,900)	(1,716,819)

NET INCOME (LOSS) PER COMMON
SHARE (Basic and Diluted)	$.43	$(.21)	$(.71)

Exhibit 21.1

SUBSIDIARIES OF JUNO LIGHTING, INC.
Name of Subsidiary	State or Jurisdiction of Incorporation

Juno Manufacturing, Inc.	Illinois
Indy Lighting, Inc.	Indiana
Juno Lighting, Ltd.	Canada
Alfa Lighting, Inc.	California

Exhibit 23.1

Consent of Independent Accountants

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-93659) of Juno Lighting, Inc. of our report dated January 10, 2003, relating to the financial statements, which appears in the Annual Report, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 10, 2003 relating to the Financial Statement Schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 27, 2003

Exhibit 99.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2002, as filed with the Securities and Exchange Commission on February 27, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 27, 2003

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, George J. Bilek, Vice President, Finance of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2002, as filed with the Securities and Exchange Commission on February 27, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 27, 2003

/s/ GEORGE J. BILEK
George J. Bilek
Vice President, Finance
(Principal Financial Officer)

QuickLinks

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7a. Quantitative and Qualitative Disclosures about Market  Risk
Report of Independent Accountants

Consolidated Statements of Income for the three years ended November 30, 2001

Consolidated Balance Sheets at November 30, 2001 and 2000

Consolidated Statements of Stockholders' Equity (Deficit) for the three years ended November 30, 2001

Consolidated Statements of Cash Flows for the three years ended November 30, 2001

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13 Certain Relationships and Related Transactions

Item 14 Controls and Procedures

Part IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Valuation and Qualifying Accounts for the three years ended November 30, 2001

Signatures

Certifications

Exhibit 99.1

Exhibit 99.2

Back to top