Form 10-K/A
period 2002-11-30
JUNO LIGHTING INC
filed 2003-03-31
CIK 723888

SECURITIES AND EXCHANGE C0MMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)
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

Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   X     No

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter, May 31, 2002: $20,370,075.

At March 31, 2003, 2,529,534 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual Report on Form 10-K filed on February 28, 2003 for the fiscal year ended November 30, 2002.

The undersigned registrant hereby amends its Form 10-K for the fiscal year ended November 30, 2002 as follows:

               Part III, Items 10, 11 and 12 are hereby amended as follows:

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

INFORMATION CONCERNING DIRECTORS AND OFFICERS

   There are currently six directors on the Board of Directors ("Board") of Juno Lighting, Inc. (the "Company"). The persons listed below as nominees to be elected as directors at the Company's 2003 annual meeting of Juno stockholders have been recommended by the Board and, if elected, will serve for a term ending at the 2004 annual meeting of Juno stockholders or until their successors are elected and qualified.

   The names of the nominees, together with certain additional information, are set forth below. Additional information includes business experience during the last five years and other directorships currently held with corporations whose securities are registered under Section 12 of the Securities Exchange Act of 1934 and certain other corporations. To the knowledge of the Company, there are no family relationships between any director or executive officer and any other director or executive officer. None of the directors have been involved in any legal proceedings of the nature described in Item 401(f) of Regulation S-K.

Robert Jaunich II.... Age 63. Director and Chairman of the Board since June 30, 1999.

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

Mark N. Williamson....Age 40. Director since June 30, 1999.

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
     Managing Director of Fremont Partners, L.P. and a member of FP Advisors, L.L.C. since 1996.
     Managing Director of the Harvard Private Capital Group, Inc. from August 1991 until May 1996.

      Other Directorships:
     Member of the Board of Software Architects, Inc.

T. Tracy Bilbrough....Age 46. Director since May 2000. President and Chief Executive Officer since May 2000.

     Business experience during the last five years:
     President, Commercial Division of Thomas & Betts Corp. from 1997 to 2000.
     President, Eastern Hemisphere Black & Decker Corp. from 1995 to 1997.

     Other Directorships:
     None.

Daniel DalleMolle.....Age 52. Director since February 2000.

     Member of the Audit Committee.

     Business experience during the last five years:
     President and Chief Executive Officer, Enesco Group, Inc. since 2001.
     Group President, Hardware and Tool Companies of Newell Rubbermaid, Inc. from 1999 until 2001.
     President and Chief Operating Officer of Intermatic Incorporated from 1998 until 1999.
     President of Lee Rowan Company of Newell Rubbermaid, Inc. from 1996 until 1998.

     Other Directorships:
     Enesco Group, Inc.

Michael Froy..........Age 44. Director since September 2000.

     Member of the Audit Committee.

     Business experience during the last five years:
     Partner, Sonnenschein Nath & Rosenthal, outside legal counsel for the Company.

     Other Directorships:
     None.

Edward LeBlanc..........Age 56. Director since March 2003.

     Member of the Audit Committee.

     Business experience during the last five years:
     President, Residential and Commercial Division of Kidde, Inc. since 2000.
     President and CEO of Regent Lighting Corporation from 1997 until 2000.

     Other Directorships:
     None.

Information regarding the executive officers of the Company is set forth on pages 6 and 7 in Part I of the Form 10-K filed with the Commission on February 28, 2003, and it is incorporated herein by reference.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Section 16(a) of the Exchange Act requires Juno's officers and directors and persons who own more than 10% of Juno's common stock to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission. Officers, directors and greater-than-10% beneficial owners are required to furnish Juno with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of the forms furnished to Juno and/or written representations from certain reporting persons that no other reports were required, Juno believes that all Section 16(a) filing requirements applicable to its officers, directors and greater-than-10% beneficial owners during or with respect to the year ended November 30, 2002 were met.

ITEM 11.   EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

   The following Summary Compensation Table provides individual compensation information regarding all compensation awarded to, earned by or paid during the fiscal years ended November 30, 2002, 2001, and 2000 to Juno's Chief Executive Officer and the four other most highly compensated executive officers ("Named Executive Officers") who were serving at the end of fiscal year 2002.

   As reflected in the table below, the Chief Executive Officer and the Named Executive Officers of Juno currently participate in Juno's 401(k) Plan and the 1996 Employee Stock Purchase Plan. In addition, these Named Executive Officers participate in, and have received grants of stock options under, Juno's 1999 Stock Award and Incentive Plan and 1993 Stock Option Plan ("Stock Option Plans").

SUMMARY COMPENSATION TABLE
	Annual Compensation				Long Term Compensation
					Securities		All Other
				Other	Underlying	Restrictedd	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Options/SARs	Stock	($)(2)
T. Tracy Bilbrough (3)	2002	$360,000	$124,200	$881	--	--	$14,794
President and Chief Executive Officer	2001	350,000	75,063	--	--	--	11,051
	2000	175,000	100,000	--	375,000	3,500	117,603(4)

Glenn R. Bordfeld	2002	$278,760	$38,050	$881	--	--	$14,389
Executive Vice President, Chief	2001	271,747	25,236	--	--	--	11,051
Operating Officer, President	2000	272,115	13,125	--	--	--	10,400
Juno Lighting Division

George J. Bilek	2002	$211,854	$34,109	$881	--	--	$14,056
Vice President, Finance and	2001	206,527	24,911	--	--	--	11,051
Treasurer and Secretary	2000	198,500	9,975	--	--	--	10,400

Charles F. Huber	2002	$215,199	$25,178	$881	--	--	$14,072
Vice President, Engineering	2001	209,789	17,546	--	--	--	11,051
and Special Projects	2000	202,650	10,133	--	--	--	10,400

Jacques P. LeFevre	2002	$208,715	$41,733	$882	--	--	$14,098
Vice President, President	2001	203,158	14,868	--	--	--	11,051
Indy Lighting Division	2000	198,708	--	--	23,500	--	10,400

(1) This represents the dollar value of the difference between the price paid by an executive officer for shares of common stock of the Company purchased under the 1996 Employee Stock Purchase Plan and the fair market value of such common stock on the date of purchase.

(2)   Includes Juno's matching and discretionary contributions under the 401(k) Plan. Amounts are included without regard to vesting of any Juno discretionary contributions.

(3)   Mr. Bilbrough became President and Chief Executive Officer in May, 2000.

(4)   Includes $109,603 for relocation expenses.

Stock Option Plan Exercises and Year-End Value Table

   The following table discloses, for each of the persons listed, information regarding stock options exercised during, or held at the end of, the fiscal year ended November 30, 2002 pursuant to Juno's 1999 Stock Award and Incentive Plan and 1993 Stock Option Plan.

	Aggregated Option Exercises in Fiscal
	2002 and Fiscal Year-End Option Values

	Number of		Numbers of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired on	Value	Options at November 30, 2002		November 30, 2002 ($)(3)
Name	Exercise	Realized($)	Exercisable(1)	Unexercisable(2)	Exercisable	Unexercisable

T. Tracy Bilbrough	0	0	225,000	150,000	0	0
Glenn R. Bordfeld	0	0	36,200	18,800	0	0
George J. Bilek	0	0	37,625	11,750	0	0
Charles F. Huber	0	0	37,625	11,750	0	0
Jacques LeFevre	0	0	41,750	11,750	0	0

(1)   All exercisable options outstanding at the end of the fiscal year ended November 30, 2002 are nonqualified stock options except for an aggregate of 78,000 incentive options ("ISOs") that were granted at 100% of the fair market value of Juno's common stock on the date of grant, including 8,000 ISOs held by Mr. Bordfeld, 20,000 ISOs held by Mr. Bilek, 20,000 ISOs held by Mr. Huber and 30,000 ISOs held by Mr. LeFevre. Such options will expire at various dates between December 9, 2003 and November 9, 2010.

(2)   All unexercisable options outstanding at the end of the fiscal year ended November 30, 2002 are nonqualified stock options. All such options were granted at not less than 100% of the fair market value of Juno's common stock on the date of the grant. In general, up to 20% of the shares covered by each option may be purchased commencing on the first anniversary of the date of the grant, which amount increases by 20% on each anniversary thereafter, except Mr. Bilbrough's options, 20% of which vested on the date of grant and an additional 20% of which will vest on each of the four anniversaries thereafter. These options cannot be exercised after the expiration of ten years from the date of grant.

(3)   Total value of options is based on the difference between the fair market value of the Company's common stock of $10.50 as of November 30, 2002, and the exercise price per share of the options.

Compensation of Directors

   Each non-employee director who is not affiliated with Fremont Investors (Juno's controlling stockholder) receives $1,000 for each meeting of the board of directors each such director attends, an annual fee of $20,000 for each year of service as a director of Juno and reasonable, out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. Mr. DalleMolle, Mr. Froy, and Mr. LeBlanc are the only non-employee directors of Juno who are not affiliated with Fremont Investors.

Compensation Committee Interlocks and Insider Participation

   Currently, Messrs. Jaunich and Williamson comprise the compensation committee of Juno's board of directors. Mr. Williamson is not an executive officer of Juno. Mr. Jaunich serves as Juno's Chairman of the Board. Mr. Jaunich is President and Chief Executive Officer of Fremont Investors and Mr. Williamson is Vice President and Treasurer of Fremont Investors. Messrs. Jaunich and Williamson are each Managing Directors of Fremont Partners, L.P. As a result of the merger of Jupiter Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Fremont Investors, with and into Juno effective as of June 30, 1999 ("Merger"), Fremont Investors obtained control of Juno.

   Juno and Fremont Partners L.L.C. entered into a management services agreement at the effective time of the Merger, pursuant to which Fremont Partners L.L.C. renders certain management services in connection with Juno's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services.

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

   In addition to base salary, the compensation committee has an incentive bonus plan applicable to Messrs. Bilbrough, Bordfeld, Bilek, Huber, LeFevre, as well as Mr. Daniel Macsherry, Vice President Business Development, Mr. Richard Stam, Juno's Vice President of Sales, Mr. Scott Roos, Vice President, Product Management and Development and Mr. W. Allen Fromm, Vice President, Purchasing and Supplier Development. The incentive bonus plan provides for the payment of cash bonuses to these executives pursuant to a formula based on levels of Juno's EBITDA. Juno paid bonuses earned in fiscal 2002 pursuant to this plan to all of the aforementioned executives.

   In determining the salary to be paid to the Chief Executive Officer in any fiscal year, in addition to the factors set forth above, which are applicable to all executive officers, the compensation committee also compares base salaries of presidents and chief executive officers of other companies of similar size and engaged in manufacturing businesses similar to Juno's. Some but not all of the companies used for salary comparison purposes are companies listed in the Nasdaq Electrical Component Index and/or included in the peer group of companies for which cumulative total return information is provided in the "Performance Graphs" section below. Although the compensation committee takes into account all of the factors described above in determining an appropriate base salary for Mr. Bilbrough, it does not engage in any particular weighing of these factors (other than the emphasis placed on individual performance). Juno's success in meeting its financial goals is one of the factors that the compensation committee considers in determining the Chief Executive Officer's base salary. It should be noted that Mr. Bilbrough does not participate in compensation committee discussions or decisions regarding his compensation.

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

Performance Graph

Comparison of Five-year Cumulative Return (1)
Among Juno Lighting, Inc., the Nasdaq Stock Market Index
(U.S. Companies) and a Self-Determined Peer Group
Stock Index (2)
Fiscal Year	Juno Lighting, Inc.	Nasdaq Stock Market Index (U.S.)	Self-Determined Peer Group(2)

11/30/97	100.00	100.00	100.00
11/30/98	123.6	122.6	88.8
11/30/99	62.4	210.6	73.2
11/30/00	30.7	163.3	63.9
11/30/01	48.1	121.7	60.6
11/30/02	56.0	93.9	63.2

(1)     Cumulative return assumes reinvestment of dividends. This table assumes $100.00 was invested in Juno common stock, the Nasdaq Stock Market Index (U.S. Companies) and the Self-Determined Peer Group on November 30, 1997.

(2)      Historically, the nine companies in the Self-Determined Peer Group were: Advanced Lighting Technologies Inc., Catalina Lighting Inc., Cooper Industries Inc., Genlyte Group Inc., Hubbell Inc., LSI Industries Inc., National Service Industries Inc., SLI Inc., and US Industries Inc. However, the Company stopped including SLI Inc. in the peer group index after July 2002 because at that time SLI Inc. stock stopped trading on the New York Stock Exchange due to bankruptcy.

   The stock price performance depicted in the above performance graphs is not necessarily indicative of future price performance. These performance graphs shall not be deemed to be incorporated by reference in any filing by the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

   The following table provides information about Juno's common stock that may be issued upon the exercise of options and rights under all of the Company's existing equity compensation plans, the 1999 Stock Award and Incentive Plan, the 1996 Employee Stock Purchase Plan and the 1993 Stock Option Plan, as of November 30, 2002.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted-average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders	1,078,044(1)	$23.26	730,473
Equity compensation plans not approved by security holders	None	None	None
Total	1,078,044(1)	$23.26	730,473

(1) This includes an estimated 32,639 options for shares of common stock that may be issued under the 1996 Employee Stock Purchase Plan. Although it is not possible to determine the number of shares that will be issued under such plan until the end of the current accumulation period, which occurs on June 30, 2003, the Company's estimate is based on current enrollment and the closing price of the common stock on July 1, 2002. This estimate assumes that the persons who enrolled in this plan for the year beginning on July 1, 2002 remain enrolled in the plan on June 30, 2003 and do not change the terms of their original enrollment. In addition, the actual per share purchase price will be equal to 85% of the closing price of the common stock on either July 1, 2002 or June 30, 2003, whichever is lower.

PRINCIPAL STOCKHOLDERS

   The following table sets forth, as of March 15, 2003, the number and percentage of outstanding shares of common stock and preferred stock beneficially owned by each person known to Juno to be the beneficial owner of more than five percent of the outstanding shares of common stock or preferred stock:
				Percentage of Outstanding
	Shares Beneficially Owned			Shares Beneficially Owned

Name and Address	Common		Preferred	Common		Preferred

Fremont Investors I, L.L.C.
199 Fremont Street, Suite 2300
San Francisco, CA 94105	597,866	(2)	1,051,970	75.6%	(3)	98.95%

Farallon Partners, L.L.C. (4)
One Maritime Plaza, Suite 1325
San Francisco, CA 94111	520,526		0	20.6%		0%

David C. Abrams (5)
222 Berkeley Street, 22nd Floor 3
Boston, MA 02116	485,846		0	19.2%		0%

RS Investment Management Co. LLC (6)
388 Market Street, Suite 200
San Francisco, CA 94111	176,500		0	6.97%		0%

(1)   Based on a Schedule 13D/A filed on March 7, 2003, by Fremont Investors I, L.L.C. ("Fremont LLC"), Fremont Partners, L.P. ("Fremont LP"), FP Advisors, L.L.C. ("FP Advisors"), Fremont Group, L.L.C. ("Fremont Group"), Fremont Investors, Inc. ("Fremont Inc."), Fremont Investors I CS, L.L.C. ("Fremont CS LLC") and Fremont Partners, L.L.C. Fremont LLC beneficially owns and exercises the power to vote or direct the disposition of, 1,051,590 shares of preferred stock. Each of (a) Fremont LP, the managing member of Fremont LLC and of Fremont CS LLC, (b) FP Advisors, the general partner of Fremont LP, (c) Fremont Group, the managing member of FP Advisors and of Fremont Partners, L.L.C., and (d) Fremont Inc., the manager of Fremont Group, exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of (i) 1,051,590 shares of preferred stock owned by Fremont LLC and (ii) 597,866 shares of common stock owned by Fremont CS LLC. In addition, Fremont Group and Fremont Inc. exercise shared power to vote or direct the vote and shared power to dispose or direct the disposition of the 380 shares of preferred stock owned by Fremont Partners, L.L.C. Each of the above parties, as part of a "group" under Exchange Act Rule 13d-5(b)(1), may be deemed to beneficially own 1,051,970 shares of preferred stock and 597,866 shares of common stock, which is equivalent to 5,991,439 shares of common stock on an as-converted basis as of February 28, 2003.

(2)   The 597,866 shares of common stock depicted in the above table as beneficially owned by such parties does not include 5,393,573 shares of common stock that may be obtained upon conversion as of February 28, 2003 of 1,051,970 shares of preferred stock.

(3)   Pursuant to Rule 13d-3(d)(1) of the Exchange Act, the 5,393,573 shares of Common stock that such parties may obtain as of February 28, 2003 by converting the 1,051,970 shares of preferred stock that they own are deemed outstanding Common stock for the purpose of computing the percentage of Common stock owned by such parties, but not for the purpose of computing the percentage of Common stock owned by any other person.

(4)   Based on a Schedule 13D/A filed on October 24, 2002 by Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P., Farallon Capital Institutional Partners II, L.P., Farallon Capital Institutional Partners III, L.P., Tinicum Partners, L.P., Farallon Partners, L.L.C., Farallon Capital Management, L.L.C., David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Thomas F. Steyer and Mark C. Wehrly. Farallon Partners, L.L.C. ("FAPLLC") is the general partner of: (i) Farallon Capital Partners, L.P. ("FCP"), which beneficially owns and exercises shared voting and dispositive power with respect to 115,234 shares of Common stock, (ii) Farallon Capital Institutional Partners, L.P. ("FCIP"), which beneficially owns and exercises shared voting and dispositive power with respect to 99,557 shares of Common stock, (iii) Farallon Capital Institutional Partners II, L.P. ("FCIP II"), which beneficially owns and exercises shared voting and dispositive power with respect to 25,611 shares of Common stock, (iv) Farallon Capital Institutional Partners III, L.P. ("FCIP III"), which beneficially owns and exercises shared voting and dispositive power with respect to 41,964 shares of Common stock, and (v) Tinicum Partners, L.P. ("Tinicum"), which beneficially owns and exercises shared voting and dispositive power with respect to 10,152 shares of Common stock. FAPLLC may be deemed to beneficially own 292,518 shares of Common stock but disclaims beneficial ownership of all such shares for purposes of Rule 16a-1(a) under the Securities Exchange Act, as amended, except as to securities representing its prorated interest in, and interest in the profits of, the above partnerships. As the registered investment advisor to certain discretionary accounts, Farallon Capital Management, L.L.C. ("FCMLLC") may be deemed to be the beneficial owner of and exercises shared voting and dispositive power with respect to 228,008 shares of Common stock held by such discretionary accounts. FCMLLC disclaims beneficial ownership of such securities. As managing members of FAPLLC, the following persons may be deemed to be the beneficial owners of shares held by FCP, FCIP, FCIP II, FCIP III and Tinicum: David I. Cohen, Joseph F. Downes, William F. Duhamel, Andrew B. Fremder, Richard B. Fried, Monica R. Landry, William F. Mellin, Stephen L. Millham, Thomas F. Steyer and Mark C. Wehrly. In addition, as managing members of FCMLLC each of the individuals listed in the previous sentence may also be deemed to be the beneficial owner of the shares in the discretionary accounts. All such individuals disclaim beneficial ownership of all such shares. All of the above parties may be deemed members of a group holding equity securities of Juno.

(5)   Based on a Schedule 13G/A filed on February 14, 2003 by Abrams Capital, LLC ("Abrams LLC"), Abrams Capital Partners I, LP ("Abrams I"), Abrams Capital Partners II, LP ("Abrams II") and David C. Abrams. Abrams LLC beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 455,527 shares of Common stock. This amount includes shares beneficially owned by the following entities of which Abrams LLC is the general partner, each of which exercise shared power to vote or direct to the vote or dispose or direct the disposition of a portion of the total number of shares beneficially owned: (a) Abrams I, (b) Abrams II and (c) Whitecrest Partners, L.P. David C. Abrams, the managing member of Abrams LLC, beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 485,846 shares of Common stock, which includes the 455,527 shares of Common stock reported by Abrams LLC.

(6)   Based on a Schedule 13G/A filed on February 14, 2003 by RS Investment Management Co. LLC ("RS Investment LLC"), RS Investment Management, L.P. ("RS LP"), RS Value Group LLC ("RS Value LLC"), G. Randall Hecht and Paul H. Stephens. RS Investment LLC beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 176,500 shares of Common stock. RS Investment LLC is the general partner of RS LP, which beneficially owns and exercises shared power to vote or direct the vote and shared power to dispose or direct the disposition of 176,500 shares of Common stock, and RS LP is the managing member of RS Value LLC which beneficially owns and exercises shared power to vote or direct the vote of and dispose or direct the disposition of 176,500 shares of Common stock. G. Randall Hecht is the control person of RS Investment LLC, RS LP and RS Value LLC. Paul H. Stephens is a control person of RS Value LLC.

Directors' and Executive Officers' Stock Ownership

   The following table sets forth, as of March 15, 2003, the number and percentage of outstanding shares of common stock and preferred stock beneficially owned by: (i) each director, (ii) the executive officers named in the Summary Compensation Table, and (iii) all executive officers and directors as a group. The persons named hold sole voting and investment power with respect to the shares of common stock and preferred stock listed below, except as otherwise indicated.

			Percentage of Outstanding
	Shares Beneficially Owned		Shares Beneficially Owned

Name	Common(1)	Preferred(2)	Common(3)	Preferred

Robert Jaunich II (4)(7)	5,991,439	1,051,970	75.6%	98.95%
Mark N. Williamson (4)(7)	5,991,439	1,051,970	75.6%	98.59%
T. Tracy Bilbrough (5)	268,538	3,500	3.16%	*
Daniel DalleMolle (4)	14,100	0	*	*
Michael M. Froy (4)	8,000	0	*	*
Glenn R. Bordfeld (6)	45,038	750	*	*
George J. Bilek (6)	61,477	1,000	*	*
Jacques LeFevre (6)	44,326	250	*	*
Charles F. Huber (6)	42,588	500	*	*
All Juno directors and executive officers
as a group (13 persons)(8)	6,566,422	1,058,820	82.28%	99.56%

(1) The shares of common stock listed in this column include shares of common stock that the following individuals have the right to acquire within 60 days pursuant to stock options: (a) Mr. Bilbrough's 225,000 shares; (b) Mr. Bordfeld's 36,200 shares; (c) Mr. Bilek's 37,625 shares; (d) Mr. LeFevre's 41,750 shares; (e) Mr. DalleMolle's 14,100 shares; and (f) Mr. Huber's 37,625 shares. The shares of common stock listed in this column also include shares of common stock that the individuals listed in the table have the right to acquire within 60 days upon conversion of the shares of preferred stock they own as set forth in the third column of this table. As of March 15, 2003, each share of Series A Preferred was convertible into 5.13 shares of common stock and each share of Series B Preferred was convertible into 4.64 shares of common stock.

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

(4)   Director

(5)   Executive Officer and Director

(6)   Executive Officer

(7)   Mr. Jaunich is President and Chief Executive Officer of Fremont I and Mr. Williamson is Vice President and Treasurer of Fremont I. Messrs. Jaunich and Williamson are each managing directors of Fremont LP. They each may be deemed to have beneficial ownership of the 597,866 shares of common stock and 1,051,970 shares of preferred stock deemed to be beneficially owned by Fremont LLC and its affiliates, but each disclaims any such beneficial ownership. The business address of Messrs. Jaunich and Williamson is 199 Fremont Street, Suite 2300, San Francisco, California 94105.

(8)   Includes 447,612 shares of common stock that nine executive officers have the right to acquire within 60 days of March 15, 2003 pursuant to stock options and 33,429 shares of common stock that the nine persons named in the table above have the right to acquire within 60 days upon conversion of the share of preferred stock that they own.

* Less than 1%

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2003.

JUNO LIGHTING, INC.

By:     /s/ George J. Bilek
George J. Bilek
Vice President, Finance, Secretary
and Treasurer (Principal Financial
and Accounting Officer)

CERTIFICATIONS

I, T. Tracy Bilbrough, certify that:

1.   I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Juno Lighting, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c)   presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

CERTIFICATIONS

I, George J. Bilek, certify that:

1.   I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Juno Lighting, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

   c)   presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.   The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ George J. Bilek
George J. Bilek
Vice President, Finance
(Principal Financial Officer)

EXHIBIT INDEX

DESCRIPTION

Exhibits listed below, which have been filed with the Commission pursuant to the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and which were filed as noted below, are hereby incorporated by reference and made a part of this report with the same effect as if filed herewith.

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

11.1*	Computations of Net Income Per Common Share.
16.1	The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992(SEC File No. 0-11631).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of PricewaterhouseCoopers LLP.
99.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.
99.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.

* Previously filed on February 28, 2003 with the Company's Form 10-K for the fiscal year ended November 30, 2002.