Form 10-Q
period 2003-02-28
JUNO LIGHTING INC
filed 2003-04-11
CIK 723888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2003 OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to .

Commission file number 0-11631

JUNO LIGHTING, INC.
(Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	36-2852993 (I.R.S. Employer Identification No.)
1300 S. Wolf Road P.0. Box 5065 Des Plaines, Illinois	60017-5065 (Zip code)
(Address of principal executive offices)
Registrant's telephone number, including area code:	(847) 827-9880
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value	The NASDAQ SmallCap Market
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

Yes   X     No

There were 2,529,534 shares of common stock outstanding as of March 31, 2003.

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	February 28,	November 30,
	2003	2002

	(Unaudited)	(Unaudited)
Assets
Current:
Cash	$1,200	$1,221
Accounts receivable, less allowance for doubtful accounts of $928
and $926	32,641	32,225
Inventories, net	24,411	22,870
Prepaid expenses and miscellaneous	5,134	4,724

Total current assets	63,386	61,040

Property and equipment:
Land	7,297	7,267
Building and improvements	33,527	33,376
Tools and dies	12,563	12,116
Machinery and equipment	7,871	7,690
Computer equipment	8,910	8,963
Office furniture and equipment	3,481	3,213

	73,649	72,625
Less accumulated depreciation	(31,551)	(30,619)

Net property and equipment	42,098	42,006

Other assets:
Goodwill	11,790	11,766
Deferred financing costs, net of accumulated amortization of $4,751
and $4,426	5,592	5,917
Miscellaneous	3,332	3,123

Total other assets	20,714	20,806

Total assets	$126,198	$123,852

Liabilities and Stockholders' Deficit
Current:
Accounts payable	$11,960	$10,960
Accrued liabilities	11,606	18,471
Short term borrowings	12,500	6,050
Current maturities of long-term debt	3,901	4,681

Total current liabilities	39,967	40,162

Long-term debt, less current maturities	154,448	155,626

Deferred income taxes payable	3,569	3,215

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, Series A and B convertible $.001
par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	143,089	140,283
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,529,534	2	2
Paid-in capital	1,035	1,035
Accumulated other comprehensive loss	(226)	(772)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(215,486)	(215,499)

Total stockholders' deficit	(71,786)	(75,151)

Total liabilities and stockholders' equity	$126,198	$123,852

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Amounts)
Three Months Ended

	February 28,	February 28,
	2003	2002

	(Unaudited)	(Unaudited)

Net sales	$43,523	$41,406

Cost of sales	22,118	21,067

Gross profit	21,405	20,339

Selling, general and administrative expenses	14,182	13,073
Costs of terminated acquisition	-	3,050

Operating income	7,223	4,216

Other income (expense):

Interest expense	(4,109)	(4,397)

Interest and dividend income	3	4

Unrealized gain on interest rate swap	1,263	227

Miscellaneous	14	19

Total other income (expense)	(2,829)	(4,147)

Income before taxes on income	4,394	69

Taxes on income	1,575	27

Net income	2,819	42

Less: preferred dividends	2,806	2,592

Net income (loss) available to common shareholders	$13	$(2,550)

Net income (loss) per common share (basic and diluted)	$.01	$(1.02)

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
(In Thousands)
Three Months Ended
February 28, 2003

(Unaudited)

Accumulated deficit, beginning of period	(215,499)

Preferred dividend	(2,806)

Net income, three months ended February 28, 2003	2,819

Accumulated deficit, end of period	(215,486)

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Three Months Ended

	February 28,	February 28,
	2003	2002

	(Unaudited)	(Unaudited)
Cash Flows used in operating activities:

Net income	$2,819	$42
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,434	1,466
Unrealized (gain) on interest rate swap	(1,263)	(227)
Deferred income taxes	354	(72)
Gain on sale of assets	1	-
Deferred compensation	-	18
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(416)	590
(Increase) in inventory	(1,541)	(955)
Decrease in prepaid expenses and miscellaneous	600	587
Decrease in other assets	172	132
(Decrease) in accounts payable and accrued liabilities	(5,615)	(2,445)

Net cash used in operating activities	(3,455)	(864)

Cash flows used in investing activities:
Capital expenditures	(1,041)	(421)

Net cash used in investing activities	(1,041)	(421)

Cash flows provided by financing activities:

Proceeds from bank debt	19,650	15,550
Principal payments on long-term debt and bank debt	(15,175)	(14,199)

Net cash provided by financing activities	4,475	1,351

Net (decrease) increase in cash	(21)	66

Cash at beginning of period	1,221	1,280

Cash at end of period	$1,200	$1,346

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$8,410	$8,148
Income taxes	774	311

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangibles" during fiscal 2002. The Company reviews goodwill for impairment during the fourth quarter of each year. No events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill for the year ended November 30, 2002.

INCOME TAXES

The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

DERIVATIVE INSTRUMENTS

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap and $60,000,000 pay-floating rate swap), which resulted in a net unrealized gain of $1,263,000 for the quarter ended February 28, 2003 and a net unrealized gain of $227,000 for the quarter ended February 28, 2002, based on the swaps' estimated market values as of February 28, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statements of income for the quarters ended February 28, 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

FINANCIAL INFORMATION

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2002 was derived from the Company's 2002 audited consolidated financial statements.

INVENTORIES

   Inventories are summarized as follows:
	(In Thousands)
	February 28,	November 30,
	2003	2002

Finished goods	$14,224	$12,873
Raw materials	10,919	10,745
Reserve for Obsolescence	(732)	(748)

	$24,411	$22,870

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
	(In Thousands)
	February 28,	November 30,
	2003	2002

Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November, 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.25%	$10,989	$12,683
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
interest at a variable rate, generally
approximating 3 month LIBOR plus 3.0%	23,035	23,318
Senior Subordinated Notes due July 2009, plus
interest at 11 7/8%, net of discount of $675
and $694, respectively	124,325	124,306

	158,349	160,307
Less current maturities	3,901	4,681

Total long-term debt	$154,448	$155,626

   The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At February 28, 2003, the nominal interest rates for Term Loan A and Term Loan B were 3.84% and 4.34%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

   The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at February 28, 2003 and November 30, 2002 were $12,500,000 and $6,050,000 respectively. At February 28, 2003, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.75%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

   Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

   The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next three years are as follows: 2004 - $3,901,000; 2005 - $4,817,000; 2006 - $22,380,000.

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

Financial information by geographic area is as follows:

Three months ended February 28,	2003	2002

Net Sales:
United States
(including Puerto Rico)	$39,960	$38,120
Canada	3,563	3,286

Total	$43,523	$41,406

	February 28,	November 30,
	2003	2002

Total Assets:
United States	$113,319	$111,294
Canada	12,879	12,558

Total	$126,198	$123,852

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

Three months ended February 28,	2003	2002

Basic and Diluted	2,529,534	2,500,389

COMPREHENSIVE (LOSS) INCOME

   As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income, net of related tax, are as follows (in thousands):
	Three Months Ended
	February 28, 2003	February 28, 2002

Net income	$2,819	$42
Foreign currency
translation adjustment	546	(144)

Comprehensive income	$3,365	$(102)

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):
	Three Months Ended
	February 28, 2003	November 30, 2002

Foreign currency
translation adjustment	$(226)	$(772)

Accumulated other
comprehensive loss	$(226)	$(772)

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

GUARANTORS' FINANCIAL INFORMATION

   The Company has issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"), which notes were exchanged for the notes that were sold earlier in a private placement offering to qualified institutional buyers. Pursuant to terms of the Senior Subordinated Notes, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Alfa Lighting, Inc., and Indy Lighting, Inc., provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis.

   Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.
For the Three Months Ended February 28, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$36,152	$36,582	$4,017	$(33,228)	$43,523
Cost of sales	29,336	21,651	2,941	(31,810)	22,118

Gross profit	6,816	14,931	1,076	(1,418)	21,405
Selling, general and
administrative	6,901	6.407	846	28	14,182

Operating (loss) income	(85)	8,524	230	(1,446)	7,223
Other income (expense)	(2,715)	(14)	(100)	-	(2,829)

(Loss) income before
taxes on income	(2,800)	8,510	130	(1,446)	4,394
Taxes on income	(1,580)	3,107	50	(2)	1,575

Net(loss) income	(1,220)	5,403	80	(1,444)	2,819
Less: Preferred dividends	(2,806)	-	-	-	(2,806)

Net(loss) income
available to common
shareholders	$(4,026)	$5,403	$80	$(1,444)	$13

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
For the Three Months Ended February 28, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$33,486	$33,399	$3,400	$(28,879)	$41,406
Cost of sales	28,309	20,193	2,320	(29,755)	21,067

Gross profit	5,177	13,206	1,080	876	20,339
Selling, general and
administrative	6,840	5,456	749	28	13,073
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(1,663)	4,700	331	848	4,216
Other (expense)	(4,034)	(7)	(106)	-	(4,147)

(Loss) income before
taxes on income	(5,697)	4,693	225	848	69
Taxes on income	(1,739)	1,675	92	(1)	27

Net (loss) income	(3,958)	3,018	133	849	42
Less: Preferred dividends	(2,592)	-	-	-	(2,592)

Net (loss) income
available to common
shareholders	$(6,550)	$3,018	$133	$849	$(2,550)

February 28, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,079	$(131)	$252	$-	$1,200
Accounts receivable, net	29,565	20,498	3,842	(21,264)	32,641
Inventories	22,371	11,373	3,219	(12,552)	24,411
Other current assets	3,430	1,597	107	-	5,134

Total current assets	56,445	33,337	7,420	(33,816)	63,386
Property and equipment	10,888	60,081	3,056	(376)	73,649
Less accumulated depreciation	3,654	27,327	850	(280)	31,551

Net property and equipment	7,234	32,754	2,206	(96)	42,098
Other assets	79,537	122	6,283	(65,228)	20,714

Total assets	$143,216	$66,213	$15,909	$(99,140)	$126,198

Current liabilities	$36,565	$15,647	$9,017	$(21,262)	$39,967
Other liabilities	157,762	-	2,268	(2,013)	158,017

Total liabilities	194,327	15,647	11,285	(23,275)	197,984
Total stockholders'
(deficit) equity	(51,111)	50,566	4,624	(75,865)	(71,786)

Total liabilities and stockholders'
(deficit) equity	$143,216	$66,213	$15,909	$(99,140)	$126,198

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Total stockholders'
(deficit) equity	(49,891)	45,208	3,897	(74,365)	(75,151)

Total liabilities and stockholders'
equity (deficit)	$139,939	$60,456	$15,359	$(91,902)	$123,852

For the Three Months Ended February 28, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by
operating activities	$(4809)	$1,084	$279	$(9)	$(3,455)

Cash flows (used in) investing
activities: Capital expenditures	-	(1,013)	(28)	-	(1,041)

Net cash (used in) investing
activities	-	(1,013)	(28)	-	(1,041)

Cash flows provided by (used in)
financing activities:
Proceeds from bank debt	19,650	-	-	-	19,650
Principal payments on
long term debt	(15,175)	-	(9)	9	(15,175)

Net cash provided by (used in)
financing activities	4,475	-	(9)	9	4,475

Net (decrease) increase in cash	(334)	71	242	-	(21)
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$1,079	$(131)	$252	$-	$1,200

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Three Months Ended February 28, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by
operating activities	$(1,591)	$559	$160	$8	$(864)

Cash flows (used in) investing
activities: Capital expenditures	(8)	(387)	(26)	-	(421)

Net cash (used in) investing
activities	(8)	(387)	(26)	-	(421)

Cash flows provided by (used in)
financing activities:
Proceeds from bank debt	15,550	-	-	-	15,550
Principal payments on
long term debt	(14,199)	-	(8)	8	(14,199)

Net cash provided by (used in)
financing activities	1,351	-	(8)	8	1,351

Net (decrease) increase in cash	(248)	172	126	16	66
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$893	$(369)	$800	$22	$1,346

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

GOODWILL

The Company adopted SFAS 142 "Goodwill and Other Intangibles" during fiscal 2002. The Company reviews goodwill for impairment during the fourth quarter of each year. No events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill for the year ended November 30, 2002.

INCOME TAXES

The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

STOCK-BASED COMPENSATION

As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

DERIVATIVE INSTRUMENTS

Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap and $60,000,000 pay-floating rate swap), which resulted in a net unrealized gain of $1,263,000 for the quarter ended February 28, 2003 and a net unrealized gain of $227,000 for the quarter ended February 28, 2002, based on the swaps' estimated market values as of February 28, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statements of income for the quarters ended February 28, 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

RESULTS OF OPERATIONS:

Three Months Ended February 28, 2003 Compared With Three Months Ended February 28, 2002

   During the first quarter ended February 28, 2003, net sales increased 5.1% to $43,523,000 compared to $41,406,000 for the like period in 2002 due to favorable trends in all product offerings for the Juno Division, offset by lower volumes in some of the Company's commercial product lines and continued selling price pressures.

   Cost of sales as a percentage of net sales remained relatively unchanged at 50.8% for the first quarter of 2003 compared to 50.9% for the like period in 2002 as favorable product line selling mix was substantially offset by unfavorable purchase price variance on commodity raw materials, and a continued competitive selling price environment in commercial end markets.

   Selling, general and administrative expenses expressed as a percentage of sales decreased to 32.6% for the first quarter of 2003 compared with 38.9% for the like period in 2002. First quarter 2002 results included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated.

   As a result of the above factors, operating income increased to 16.6% of sales as compared to 10.2% for the like period in 2002.

   Interest expense amounted to $4,109,000 for the first quarter of 2003 compared to $4,397,000 for the like period in 2002. This decrease is due to the reduction of debt from $178,170,000 at February 28, 2002 to $170,849,000 at February 28, 2003 and reductions in interest rates on the Company's floating rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES:

   During the three month period ended February 28, 2003, operating activities used cash flow of $3,455,000. This was comprised principally of net income, depreciation and amortization, deferred income taxes, decreases in prepaid expenses and other assets (collectively aggregating $5,379,000), net of increases in inventory and accounts receivable, unrealized gain on interest rate swap, and decreases in accounts payable and accrued liabilities, collectively aggregating $8,835,000.

   Net cash used in investing activities amounted to $1,041,000 used to purchase capital assets.

   The net cash used in financing activities of $4,475,000 consisted primarily of proceeds from the Revolving Credit Facility of $19,650,000 less principal payments on the Senior Credit Facility of $15,175,000.

   Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

   Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of February 28, 2003, the Company had cash of approximately $1.2 million, a $12.5 million balance on the Company's Revolving Credit Facility and total term debt of approximately $158.3 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2002 Annual Report on Form 10-K.

   The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $12.5 million on February 28, 2003. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for all interim periods beginning after December 15, 2002.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks arising from changes in interest rates. As of February 28, 2003, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, at February 28, 2003 the Company had two interest rate swap agreements. The net unrealized gain from these swaps for the quarter ended February 2003 was $1,263,000 based on the swaps' estimated market values as of February 28, 2003. Detailed information concerning the terms of interest rate swaps can be found in the Company's audited financial statements and notes thereto appearing in the November 30, 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - On or about May 17, 2002, Juno filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, Juno alleges that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company, Hubbell Incorporated, during an exclusivity period with Juno. The Complaint seeks damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. U.S. Industries has answered the Complaint and denied liability. The parties are proceeding with discovery.

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

Dated: April 11, 2003

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

Date: April 11, 2003

/s/ T. Tracy Bilbrough
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

Date: April 11, 2003

/s/ George J. Bilek
George J. Bilek
Vice President Finance