Form 10-Q
period 2003-05-31
JUNO LIGHTING INC
filed 2003-07-14
CIK 723888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003 OR
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

Yes   X     No

There were 2,529,534 shares of common stock outstanding as of June 30, 2003.

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	May 31,	November 30,
	2003	2002

	(Unaudited)	(Unaudited)
Assets
Current:
Cash	$1,702	$1,221
Accounts receivable, less allowance for doubtful accounts of $916
and $926	36,925	32,225
Inventories, net	24,911	22,870
Prepaid expenses and miscellaneous	5,201	4,724

Total current assets	68,739	61,040

Property and equipment:
Land	7,343	7,267
Building and improvements	33,682	33,376
Tools and dies	13,001	12,116
Machinery and equipment	8,050	7,690
Computer equipment	9,094	8,963
Office furniture and equipment	3,573	3,213

	74,743	72,625
Less accumulated depreciation and amortization	(32,683)	(30,619)

Net property and equipment	42,060	42,006

Other assets:
Goodwill	12,138	11,766
Deferred financing costs, net of accumulated amortization of $5,076
and $4,426	5,267	5,917
Miscellaneous	3,341	3,123

Total other assets	20,746	20,806

Total assets	$131,545	$123,852

Liabilities and Stockholders' Deficit
Current:
Accounts payable	$11,328	$10,960
Accrued liabilities	16,270	18,471
Short term borrowings	9,350	6,050
Current maturities of long-term debt	3,901	4,681

Total current liabilities	40,849	40,162

Long-term debt, less current maturities	153,492	155,626

Deferred income taxes payable	3,771	3,215

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, Series A and B convertible $.001
par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	145,950	140,283
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,529,534	2	2
Paid-in capital	1,035	1,035
Accumulated other comprehensive income (loss)	696	(772)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(214,050)	(215,499)

Total stockholders' deficit	(66,567)	(75,151)

Total liabilities and stockholders' equity	$131,545	$123,852

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Amounts)
Three Months Ended

May 31,		May 31,
2003		2002

(Unaudited)		(Unaudited)

Net sales	$49,981	$46,376

Cost of sales	24,532	22,554

Gross profit	25,449	23,822

Selling, general and administrative expenses	14,964	13,409

Operating income	10,485	10,413

Other income (expense):

Interest expense	(4,025)	(4,283)

Interest and dividend income	4	2

Unrealized gain on interest rate swap	427	527

Miscellaneous	40	39

Total other income (expense)	(3,554)	(3,715)

Income before taxes on income	6,931	6,698

Taxes on income	2,633	2,538

Net income	4,298	4,160

Less: preferred dividends	2,861	2,644

Net income available to common shareholders	$1,437	$1,516

Net income per common share (basic and diluted)	$.57	$.61

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Amounts)
Six Months Ended

May 31,		May 31,
2003		2002

(Unaudited)		(Unaudited)

Net sales	$93,504	$87,782

Cost of sales	46,651	43,621

Gross profit	46,853	44,161

Selling, general and administrative expenses	29,147	26,482
Costs of terminated acquisition	-	3,050

Operating income	17,706	14,629

Other income (expense):

Interest expense	(8,134)	(8,680)

Interest and dividend income	7	6

Unrealized gain on interest rate swap	1,690	754

Miscellaneous	56	57

Total other income (expense)	(6,381)	(7,863)

Income before taxes on income	11,325	6,766

Taxes on income	4,209	2,564

Net income	7,116	4,202

Less: preferred dividends	5,667	5,236

Net income (loss) available to common shareholders	$1,449	$(1,034)

Net income (loss) per common share (basic and diluted)	$.57	$(.41)

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
(In Thousands)
Six Months Ended
May 31, 2003

(Unaudited)

Accumulated deficit, beginning of period	(215,499)

Preferred dividend	(5,667)

Net income, six months ended May 31, 2003	7,116

Accumulated deficit, end of period	(214,050)

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Six Months Ended

	May 31	May 31
	2003	2002

	(Unaudited)	(Unaudited)
Cash Flows provided by operating activities:

Net income	$7,116	$4,202
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,884	3,042
Unrealized (gain) on interest rate swap	(1,690)	(754)
Deferred income taxes	556	(38)
Deferred compensation	-	36
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,700)	(1,171)
(Increase) in inventory	(2,041)	(1,805)
Decrease in prepaid expenses and miscellaneous	763	448
Decrease in other assets	537	89
(Decrease) increase in accounts payable and accrued liabilities	(1,384)	3,082

Net cash provided by operating activities	2,041	7,131

Cash flows used in investing activities:
Capital expenditures	(1,909)	(996)

Net cash used in investing activities	(1,909)	(996)

Cash flows provided by (used in) financing activities:

Proceeds from bank debt	35,450	26,200
Principal payments on long-term debt and bank debt	(35,101)	(33,236)

Net cash provided by (used in) financing activities	349	(7,036)

Net increase(decrease) in cash	481	(901)

Cash at beginning of period	1,221	1,280

Cash at end of period	$1,702	$379

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$8,301	$8,698
Income taxes	4,158	439

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

REVENUE RECOGNITION

   Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. A contemporaneous generation of invoices set up the fixed and determinable price. Freight billed to our customers is not considered material and has been netted against selling expense. Shipping and handling costs are included in Selling, General and Administrative costs on the income statement.

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

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for all interim periods beginning after December 15, 2002. The following table sets forth the impact of stock based compensation on a pro forma basis:
	(in thousands except per share amounts)
	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

Net income (loss) available to
common shareholders as reported	1,437	1,516	1,449	(1,034)

Pro Forma net income (loss)
available to common shareholders	1,267	1,342	1,109	(1,381)

Net income (loss) per share as
reported (Basic & diluted)	0.57	0.61	0.57	(0.41)

Pro Forma net income (loss)
per share (Basic & diluted)	0.50	0.54	0.44	(0.55)

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap and $60,000,000 pay-floating rate swap), which resulted in net unrealized gains of $427,000 and $527,000 for the quarters ending May 31, 2003 and 2002 respectively, and net unrealized gains of $1,690,000 and $754,000 for the six month periods ending May 31, 2003 and 2002 respectively, based on the swaps' estimated market values as of May 31, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended and six month periods ended May 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

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

INVENTORIES

Inventories are summarized as follows:
	(In Thousands)
	May 31	November 30,
	2003	2002

Finished goods	$14,872	$12,873
Raw materials	10,546	10,745
Reserve for Obsolescence	(507)	(748)

	$24,911	$22,870

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
	(In Thousands)
	May 31,	November 30,
	2003	2002

Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November, 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.25%	$10,074	$12,683
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
interest at a variable rate, generally
approximating 3 month LIBOR plus 3.0%	22,975	23,318
Senior Subordinated Notes due July 2009, plus
interest at 11 7/8%, net of discount of $656
and $694, respectively	124,344	124,306

	157,393	160,307
Less current maturities	3,901	4,681

Total long-term debt	$153,492	$155,626

   The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At May 31, 2003, the nominal interest rates for Term Loan A and Term Loan B were 3.57% and 4.32%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

   The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at May 31, 2003 and November 30, 2002 were $9,350,000 and $6,050,000 respectively. At May 31, 2003, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.75%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

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

   The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A Preferred Stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B Preferred Stock at stated value, plus accrued but unpaid dividends. These redemptions are completely within the control of the Company and not at the option of the holders.

BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:

Three months ended May 31,	2003	2002

Net Sales:
United States
(including Puerto Rico)	$45,653	$42,937
Canada	4,328	3,439

Total	$49,981	$46,376

Six months ended May 31,	2003	2002

Net Sales:
United States
(including Puerto Rico)	$85,613	$81,057
Canada	7,891	6,725

Total	$93,504	$87,782

	May 31,	November 30,
	2003	2002

Total Assets:
United States	$117,450	$111,294
Canada	14,095	12,558

Total	$131,545	$123,852

NET INCOME (LOSS) PER COMMON SHARE

   Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
	May 31,	May 31,
	2003	2002

Three months ended Basic and Diluted	2,529,534	2,500,389

Six months ended Basic and Diluted	2,529,534	2,500,389

COMPREHENSIVE (LOSS) INCOME

   As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income, net of related tax, are as follows (in thousands):
	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2003	2002	2003	2002

Net income	$4,298	$4,160	$7,116	$4,202
Foreign currency
translation adjustment	922	354	1,468	210

Comprehensive income	$5,220	$4,514	$8,584	$4,412

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):
	Six Months Ended	Fiscal Year Ended
	May 31, 2003	November 30, 2002

Foreign currency
translation adjustment	$696	$(772)

Accumulated other
comprehensive income (loss)	$696	$(772)

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

For the Three Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$39,290	$40,102	$4,905	$(34,316)	$49,981
Cost of sales	33,394	23,898	3,587	(36,347)	24,532

Gross profit	5,896	16,204	1,318	2,031	25,449
Selling, general and
administrative	7,188	6,817	932	27	14,964

Operating (loss) income	(1,292)	9,387	386	2,004	10,485
Other income (expense)	(3,466)	11	(99)	-	(3,554)

(Loss) income before
taxes on income	(4,758)	9,398	287	2,004	6,931
Taxes on income	(1,041)	3,571	104	(1)	2,633

Net(loss) income	(3,717)	5,827	183	2,005	4,298
Less: Preferred dividends	(2,861)	-	-	-	(2,861)

Net(loss) income
available to common
shareholders	$(6,578)	$5,827	$183	$2,005	$1,437

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
For the Three Months Ended May 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$38,040	$40,849	$3,769	$(36,282)	$46,376
Cost of sales	31,714	22,408	2,756	(34,324)	22,554

Gross profit	6,326	18,441	1,013	(1,958)	23,822
Selling, general and
administrative	7,056	5,572	753	28	13,409

Operating (loss) income	(730)	12,869	260	(1,986)	10,413
Other (expense)	(3,624)	3	(94)	-	(3,715)

(Loss) income before
taxes on income	(4,354)	12,872	166	(1,986)	6,698
Taxes on income	(2,417)	4,891	65	(1)	2,538

Net (loss) income	(1,937)	7,981	101	(1,985)	4,160
Less: Preferred dividends	2,644	-	-	-	2,644

Net (loss) income
available to common
shareholders	$(4,581)	$7,981	$101	$(1,985)	$1,516

For the Six Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$75,442	$76,683	$8,923	$(67,544)	$93,504
Cost of sales	62,730	45,548	6,529	(68,156)	46,651

Gross profit	12,712	31,135	2,394	612	46,853
Selling, general and
administrative	14,090	13,224	1,778	55	29,147

Operating (loss) income	(1,378)	17,911	616	557	17,706
Other income (expense)	(6,181)	(2)	(198)	-	(6,381)

(Loss) income before
taxes on income	(7,559)	17,909	418	557	11,325
Taxes on income	(2,621)	6,679	154	(3)	4,209

Net(loss) income	(4,938)	11,230	264	560	7,116
Less: Preferred dividends	(5,667)	-	-	-	(5,667)

Net(loss) income
available to common
shareholders	$(10,605)	$11,230	$264	$560	$1,449

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Six Months Ended May 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$71,527	$74,248	$7,169	$(65,162)	$87,782
Cost of sales	60,025	42,601	5,076	(64,081)	43,621

Gross profit	11,502	31,647	2,093	(1,081)	44,161
Selling, general and
administrative	13,896	11,028	1,502	56	26,482
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(2,394)	17,569	591	(1,137)	14,629
Other (expense)	(7,658)	(4)	(201)	-	(7,863)

(Loss) income before
taxes on income	(10,052)	17,656	390	(1,137)	6,766
Taxes on income	(4,155)	6,566	157	(4)	2,564

Net (loss) income	(5,897)	10,999	233	(1,133)	4,202
Less: Preferred dividends	5,236	-	-	-	5,236

Net (loss) income
available to common
shareholders	$(11,133)	$10,999	$233	$(1,133)	$(1,034)

May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$841	$772	$89	$-	$1,702
Accounts receivable, net	33,553	27,499	4,766	(28,893)	36,925
Inventories	21,230	10,980	3,248	(10,547)	24,911
Other current assets	4,037	1,092	72	-	5,201

Total current assets	59,661	40,343	8,175	(39,440)	68,739
Property and equipment	10,985	60,767	3,367	(376)	74,743
Less accumulated depreciation	3,728	28,285	950	(280)	32,683

Net property and equipment	7,257	32,482	2,417	(96)	42,060
Other assets	79,226	119	6,777	(65,376)	20,746

Total assets	$146,144	$72,944	$17,369	$(104,912)	$131,545

Current liabilities	$43,992	$16,552	$9,198	$(28,893)	$40,849
Other liabilities	156,980	-	2,288	(2,005)	157,263

Total liabilities	200,972	16,552	11,486	(30,898)	198,112
Total stockholders'
(deficit) equity	(54,828)	56,392	5,883	(74,014)	(66,567)

Total liabilities and stockholders'
equity (deficit)	$146,144	$72,944	$17,369	$(104,912)	$131,545

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Total stockholders'
(deficit) equity	(49,891)	45,208	3,897	(74,365)	(75,151)

Total liabilities and stockholders'
equity (deficit)	$139,939	$60,456	$15,359	$(91,902)	$123,852

For the Six Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by
operating activities	$(824)	$2,686	$197	$(18)	$2,041

Cash flows (used in) investing
activities: Capital expenditures	(97)	(1,712)	(100)	-	(1,909)

Net cash (used in) investing
activities	(97)	(1,712)	(100)	-	(1,909)

Cash flows provided by (used in)
financing activities:
Proceeds from bank debt	35,450	-	-	-	35,450
Principal payments on
long term debt	(35,101)	-	(18)	18	(35,101)

Net cash provided by (used in)
financing activities	349	-	(18)	18	349

Net (decrease) increase in cash	(572)	974	79	-	481
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$841	$772	$89	$-	$1,702

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
For the Six Months Ended May 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$6,526	$1,193	$(662)	$74	$7,131

Cash flows (used in) investing
activities: Capital expenditures	(10)	(933)	(53)	-	(996)

Net cash (used in) investing
activities	(10)	(933)	(53)	-	(996)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	26,200	-	-	-	26,200
Principal payments on
long term debt	(33,236)	-	(17)	17	(33,236)

Net cash provided by (used in)
financing activities	(7,036)	-	(17)	17	(7,036)

Net (decrease) increase in cash	(520)	260	(732)	91	(901)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$621	$(281)	$(58)	$97	$379

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

REVENUE RECOGNITION

   Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. A contemporaneous generation of invoices set up the fixed and determinable price. Freight billed to our customers is not considered material and has been netted against selling expense. Shipping and handling costs are included in Selling, General and Administrative costs on the income statement.

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

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap and $60,000,000 pay-floating rate swap), which resulted in net unrealized gains of $427,000 and $527,000 for the quarters ending May 31, 2003 and 2002 respectively, and net unrealized gains of $1,690,000 and $754,000 for the six month periods ending May 31, 2003 and 2002 respectively, based on the swaps' estimated market values as of May 31, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended and six month periods ended May 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MAY 31, 2003 COMPARED WITH THREE MONTHS
ENDED MAY 31, 2002

   During the second quarter ended May 31, 2003, net sales increased $3.6 million (or 7.8%) to $49,981,000 compared to $46,376,000 for the like period in 2002. Approximately one-half, or $1.8 million, of the second quarter consolidated sales growth was from Alfa Lighting, which was acquired by Juno in October 2002. The remaining one-half of the sales increase was due primarily to favorable trends across most product offerings and was partially offset by a sales decrease of 8.3% experienced by our Indy Lighting division due to continued weakness in the commercial end markets.

   Gross profit expressed as a percentage of net sales decreased to 50.9% for the quarter, compared to 51.4% for the like period in 2002 due primarily to unfavorable purchase price variances on commodity raw materials of approximately $528,000 and was partially offset by positive leverage on labor and overhead from increased sales volumes.

   Selling, general and administrative expenses increased $1.6 million to $14,964,000 (29.9% of sales) for the second quarter of 2003 compared to $13,409,000 (28.9% of sales) for the like period in 2002. Of this increase, $636,000 was due to expenses from the Alfa division, which was acquired in October 2002 with the remainder primarily attributed to variable expenses.

   As a result of the above factors, operating income decreased to 21.0% of sales as compared to 22.5% for the like period in 2002.

   Interest expense was $4,025,000 for the second quarter ended May 31, 2003 compared to $4,283,000 for the like period in 2002. This decrease is due to the reduction of debt from $169,799,000 at May 31, 2002 to $166,743,000 at May 31, 2003 and reductions in interest rates on the Company's floating rate debt.

SIX MONTHS ENDED MAY 31, 2003 COMPARED WITH SIX MONTHS
ENDED MAY 31, 2002

   During the six-month period ended May 31, 2003, net sales increased $5.7 million (or 6.5%) to $93,504,000 compared to $87,782,000 for the like period in 2002. Approximately $3.4 million of the consolidated sales growth was from Alfa Lighting, which was acquired by Juno in October 2002. The remaining sales increase was due to favorable trends across most product offerings partially offset by a sales decrease of 18.6% experienced by our Indy Lighting division due to continued weakness in the commercial end markets.

   Gross profit expressed as a percentage of net sales decreased slightly to 50.1% for the six months ended May 31, 2003 compared to 50.3% for the like period in 2002 due to unfavorable purchase price variances on commodity raw materials of approximately $1,006,000 and was substantially offset by the impact of higher sales volumes.

   Selling, general and administrative expenses increased $2.7 million to $29,147,000 (31.2% of sales) for the period compared to $26,482,000 (30.2% of sales) for the like period in 2002. Of this increase, approximately $1.1 million was due to expenses from the Alfa division, which was acquired in October 2002 with the remainder primarily attributed to variable expenses.
   In addition, operating expenses for the first quarter of 2002 included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated.

   As a result of the above factors, operating income increased to 18.9% of sales as compared to 16.7% for the like period in 2002.

   Interest expense was $8,134,000 for the six months ended May 31, 2003 compared to $8,680,000 for the like period in 2002. This decrease is due to the reduction of debt from $169,799,000 at May 31, 2002 to $166,743,000 at May 31, 2003 and reductions in interest rates on the Company's floating rate debt.

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

LIQUIDITY AND CAPITAL RESOURCES:

   During the six-month period ended May 31, 2003, operating activities provided cash flow of $2,041,000. This was comprised principally of net income, depreciation and amortization, deferred income taxes, decreases in prepaid expenses and other assets (collectively aggregating $11,856,000), net of increases in inventory and accounts receivable, unrealized gain on interest rate swap, and decreases in accounts payable and accrued liabilities, (collectively aggregating $9,815,000). Accounts receivable increased $4,700,000 or 14.6% due partly to strong sales for the month of May as well as to an increased number of customers (associated with large marketing groups) that are subject to extended payment terms. Inventories increased $2,041,000 or 8.9% for the six-month period in contemplation of additional business with a customer.

   Net cash used in investing activities amounted to $1,909,000 which was used to purchase capital assets.

   The net cash provided by financing activities of $349,000 consisted primarily of proceeds from the Revolving Credit Facility of $35,450,000 less principal payments on the Senior Credit Facility of $35,101,000.

   Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

   Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of May 31, 2003, the Company had cash of approximately $1.7 million, a $9.3 million balance on the Company's Revolving Credit Facility and total term debt of approximately $157.4 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2002 Annual Report on Form 10-K.

   The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $9.3 million on May 31, 2003. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks arising from changes in interest rates. As of May 31, 2003, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, at May 31, 2003 the Company had one interest rate swap agreement in effect and one that ended in April 2003. The net unrealized gain from these swaps for the quarter ended May 2003 was $427,000 based on the swaps' estimated market values as of May 31, 2003. Detailed information concerning the terms of interest rate swaps can be found in the Company's audited financial statements and notes thereto appearing in the November 30, 2002 Annual Report on Form 10-K.

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

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

(a	)	The Company held it's annual meeting of stockholders on May 29, 2003.
(b	)	The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II,
		Mark Williamson, T. Tracy Bilbrough, Daniel DalleMolle, Michael Froy and Edward LeBlanc.
(c	)	The following table shows the votes that were cast with respect to the election of directors"
		Nominee		Votes in Favor	Votes Withheld

		Robert Jaunich II		6,185,971	34,927
		Mark Williamson		6,185,976	34,922
		T. Tracy Bilbrough		6,185,971	34,927
		Daniel DalleMolle		6,186,065	34,833
		Michael Froy		6,188,766	32,132
		Edward LeBlanc		6,188,631	32,267
(d	)	The Company's stockholders approved the adoption of the Juno Lighting, Inc. 2003 Incentive Plan.
(e	)	The following table shows the votes that were cast with respect to the Juno Lighting, Inc. 2003
		Incentive Plan:
		Votes in Favor	Votes Against	Abesentations	Non-Votes

		6,076,119	10,264	134,515	0

Item 5.   Other Information - None

Item 6.
(a	)	Exhibits - None
(b	)	Reports on the Form 8-K. On June 24, 2003 we filed a Form 8-K with respect to the Company's second quarter earnings press release.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNO LIGHTING, INC.

By: /s/ George J. Bilek
George J. Bilek, Vice President Finance
(Principal Financial Officer and Duly
Authorized Officer of the Registrant)

Dated: July 14, 2003

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

Date: July 14, 2003

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

Date: July 14, 2003

/s/ George J. Bilek
George J. Bilek
Vice President Finance