Form 10-Q
period 2003-08-31
JUNO LIGHTING INC
filed 2003-10-14
CIK 723888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003 OR
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

Yes   X     No

There were 2,559,839 shares of common stock outstanding as of September 30, 2003.

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31,	November 30,
	2003	2002

	(Unaudited)	(Unaudited)
Assets
Current:
Cash	$1,445	$1,221
Accounts receivable, less allowance for doubtful accounts of $958
and $926	38,907	32,225
Inventories, net	23,515	22,870
Prepaid expenses and miscellaneous	4,875	4,724

Total current assets	68,742	61,040

Property and equipment:
Land	7,339	7,267
Building and improvements	33,673	33,376
Tools and dies	13,166	12,116
Machinery and equipment	8,259	7,690
Computer equipment	9,243	8,963
Office furniture and equipment	3,619	3,213

	75,299	72,625
Less accumulated depreciation and amortization	(33,790)	(30,619)

Net property and equipment	41,509	42,006

Other assets:
Goodwill	12,430	11,766
Deferred financing costs, net of accumulated amortization of $5,402
and $4,426	4,941	5,917
Miscellaneous	3,294	3,123

Total other assets	20,665	20,806

Total assets	$130,916	$123,852

Liabilities and Stockholders' Deficit
Current:
Accounts payable	$12,674	$10,960
Accrued liabilities	12,503	18,471
Short term borrowings	8,100	6,050
Current maturities of long-term debt	3,901	4,681

Total current liabilities	37,178	40,162

Long-term debt, less current maturities	152,536	155,626

Deferred income taxes payable	3,235	3,215

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, Series A and B convertible $.001
par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	148,870	140,283
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,559,839 and 2,529,534	2	2
Paid-in capital	1,280	1,035
Accumulated other comprehensive income (loss)	437	(772)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(212,422)	(215,499)

Total stockholders' deficit	(62,033)	(75,151)

Total liabilities and stockholders' equity	$130,916	$123,852

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Amounts)
Three Months Ended

August 31,		August 31,
2003		2002

(Unaudited)		(Unaudited)

Net sales	$52,033	$45,520

Cost of sales	25,919	22,974

Gross profit	26,114	22,546

Selling, general and administrative expenses	15,765	13,208

Operating income	10,349	9,338

Other income (expense):

Interest expense	(3,788)	(4,121)

Interest and dividend income	35	8

Realized gain on interest rate swap	-	1,549

Unrealized loss on interest rate swap	(1,496)	(377)

Miscellaneous	89	(4)

Total other expense	(5,160)	(2,945)

Income before taxes on income	5,189	6,393

Taxes on income	641	2,347

Net income	4,548	4,046

Less: preferred dividends	2,920	2,697

Net income available to common shareholders	$1,628	$1,349

Net income per common share (basic and diluted)	$.64	$.53

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands Except For Share Amounts)
Nine Months Ended

August 31,		August 31,
2003		2002

(Unaudited)		(Unaudited)

Net sales	$145,537	$133,302

Cost of sales	72,569	66,595

Gross profit	72,968	66,707

Selling, general and administrative expenses	44,911	39,690
Costs of terminated acquisition	-	3,050

Operating income	28,057	23,967

Other income (expense):

Interest expense	(11,922)	(12,801)

Interest and dividend income	42	14

Realized gain on interest rate swap	-	1,549

Unrealized gain on interest rate swap	194	377

Miscellaneous	143	53

Total other expense	(11,543)	(10,808)

Income before taxes on income	16,514	13,159

Taxes on income	4,850	4,912

Net income	11,664	8,247

Less: preferred dividends	8,587	7,933

Net income available to common shareholders	$3,077	$314

Net income per common share (basic and diluted)	$1.21	$.13

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT
(In Thousands)
Nine Months Ended
August 31, 2003

(Unaudited)

Accumulated deficit, beginning of period	$(215,499)

Preferred dividend	(8,587)

Net income, nine months ended August 31, 2003	11,664

Accumulated deficit, end of period	$(212,422)

(See Notes To Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
Nine Months Ended

	August 31	August 31
	2003	2002

	(Unaudited)	(Unaudited)
Cash Flows provided by operating activities:

Net income	$11,664	$8,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,373	4,546
Unrealized gain on interest rate swap	(194)	(377)
Deferred income taxes	20	(93)
Deferred compensation	-	36
Changes in operating assets and liabilities:
Increase in accounts receivable	(6,682)	(916)
Increase in inventory	(645)	(776)
Increase in prepaid expenses and miscellaneous	(408)	(13)
Decrease in other assets	21	294
Decrease in accounts payable and accrued liabilities	(3,805)	(2,961)

Net cash provided by operating activities	4,344	7,987

Cash flows used in investing activities:
Capital expenditures	(2,489)	(1,684)

Net cash used in investing activities	(2,489)	(1,684)

Cash flows used in financing activities:

Proceeds from bank debt	56,650	42,350
Proceeds from sale of common stock through employee purchase plan	245	235
Principal payments on long-term debt and bank debt	(58,526)	(49,462)

Net cash used in financing activities	(1,631)	(6,877)

Net increase (decrease) in cash	224	(574)

Cash at beginning of period	1,221	1,280

Cash at end of period	$1,445	$706

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$15,788	$16,528
Income taxes	6,627	3,688

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

GOODWILL

   The Company adopted SFAS 142 "Goodwill and Other Intangibles" during fiscal 2002. The Company reviews goodwill for impairment during the fourth quarter of each year. No events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill subsequent to the adoption of SFAS 142 in 2002.

INCOME TAXES

   The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company has recognized a one-time tax benefit of $1,300,000 during the third quarter as a result of the closing of certain tax years.

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
	(in thousands except per share amounts)
	Third Quarter Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

Net income available to
common shareholders as reported	$1,628	$1,349	$3,077	$314

Pro Forma net income (loss)
available to common shareholders	$1,456	$1,175	$2,565	$(207)

Net income per share as
reported (Basic & diluted)	$0.64	$0.53	$1.21	$.13

Pro Forma net income (loss)
per share (Basic & diluted)	$.57	$.47	$1.01	$(.08)

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expiring April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in net unrealized losses of $1,496,000 and $377,000 for the quarters ending August 31, 2003 and 2002 respectively, and net unrealized gains of $194,000 and $377,000 for the nine month periods ending August 31, 2003 and 2002 respectively, based on the swaps' estimated market values as of August 31, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended and nine month periods ended August 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

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

INVENTORIES

Inventories are summarized as follows:
	(In Thousands)
	August 31	November 30,
	2003	2002

Finished goods	$13,365	$12,873
Raw materials	10,778	10,745
Reserve for Obsolescence	(628)	(748)

	$23,515	$22,870

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:
	(In Thousands)
	August 31,	November 30,
	2003	2002

Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November, 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.25%	$9,158	$12,683
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
installments through November , 2006, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 3.0%	22,916	23,318
Senior Subordinated Notes due July 2009, plus
interest at 11 7/8%, net of discount of $637
and $694, respectively	124,363	124,306

	156,437	160,307
Less current maturities	3,901	4,681

Total long-term debt	$152,536	$155,626

   The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At August 31, 2003, the nominal interest rates for Term Loan A and Term Loan B were 3.35% and 4.10%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

   The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at August 31, 2003 and November 30, 2002 were $8,100,000 and $6,050,000 respectively. At August 31, 2003, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.5%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

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

Financial information by geographic area is as follows:

Three months ended August 31,	2003	2002

Net Sales:
United States
(including Puerto Rico)	$47,723	$40,768
Canada	4,310	4,752

Total	$52,033	$45,520

Nine months ended August 31,	2003	2002

Net Sales:
United States
(including Puerto Rico)	$133,336	$121,381
Canada	12,201	11,921

Total	$145,537	$133,302

	August 31,	November 30,
	2003	2002

Total Assets:
United States	$118,932	$111,294
Canada	11,984	12,558

Total	$130,916	$123,852

NET INCOME (LOSS) PER COMMON SHARE

   Basic earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows:
	August 31,	August 31,
	2003	2002

Three months ended Basic and Diluted	2,552,263	2,522,248

Nine months ended Basic and Diluted	2,538,626	2,509,115

COMPREHENSIVE (LOSS) INCOME

   As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income, net of related tax, are as follows (in thousands):
	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

Net income	$4,548	$4,046	$11,664	$8,247
Foreign currency
translation adjustment	(259)	30	1,209	240

Comprehensive income	$4,289	$4,076	$12,873	$8,487

The components of accumulated other comprehensive loss, net of related tax, are as follows (in thousands):
	Nine Months Ended	Fiscal Year Ended
	August 31, 2003	November 30, 2002

Foreign currency
translation adjustment	$437	$(772)

Accumulated other
comprehensive income (loss)	$437	$(772)

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

For the Three Months Ended August 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$41,177	$42,634	$4,808	$(36,586)	$52,033
Cost of sales	33,909	24,965	3,619	(36,574)	25,919

Gross profit	7,268	17,669	1,189	(12)	26,114
Selling, general and
administrative	7,941	6,894	903	27	15,765

Operating (loss) income	(673)	10,775	286	(39)	10,349
Other income (expense)	16,825	28	(90)	(21,923)	(5,160)

Income (loss) before
taxes on income	16,152	10,803	196	(21,962)	5,189
Taxes on income	(3,537)	4,078	101	(1)	641
	19,689

Net income(loss)	19,689	6,725	95	(21,961)	4,548
Less: Preferred dividends	(2,920)	-	-	-	(2,920)

Net income(loss)
available to common
shareholders	$16,769	$6,725	$95	$(21,961)	$1,628

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
For the Three Months Ended August 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$36,626	$36,344	$4,752	$(32,202)	$45,520
Cost of sales	29,538	21,830	3,354	(31,748)	22,974

Gross profit	7,088	14,514	1,398	(454)	22,546
Selling, general and
administrative	6,968	5,406	806	28	13,208

Operating (loss) income	120	9,108	592	(482)	9,338
Other (expense)	(2,812)	(11)	(122)	-	(2,945)

(Loss) income before
taxes on income	(2,692)	9,097	470	(482)	6,393
Taxes on income	(2,105)	4,260	193	(1)	2,347

Net (loss) income	(587)	4,837	277	(481)	4,046
Less: Preferred dividends	(2,697)	-	-	-	(2,697)

Net (loss) income
available to common
shareholders	$(3,284)	$4,837	$277	$(481)	$1,349

For the Nine Months Ended August 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$116,618	$119,318	$13,731	$(104,130)	$145,537
Cost of sales	96,638	70,514	10,148	(104,731)	72,569

Gross profit	19,980	48,804	3,583	601	72,968
Selling, general and
administrative	22,030	20,119	2,681	81	44,911

Operating (loss) income	(2,050)	28,685	902	520	28,057
Other income (expense)	10,644	25	(288)	(21,924)	(11,543)

Income(loss) before
taxes on income	8,594	28,710	614	(21,404)	16,514
Taxes on income	(6,157)	10,757	254	(4)	4,850

Net income(loss)	14,751	17,953	360	(21,400)	11,664
Less: Preferred dividends	(8,587)	-	-	-	(8,587)

Net income(loss)
available to common
shareholders	$6,164	$17,953	$360	$(21,400)	$3,077

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Nine Months Ended August 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$108,153	$110,592	$11,921	$(97,364)	$133,302
Cost of sales	89,562	64,430	8,429	(95,826)	66,595

Gross profit	18,591	46,162	3,492	(1,538)	66,707
Selling, general and
administrative	20,865	16,435	2,308	82	39,690
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(2,274)	26,677	1,184	(1,620)	23,967
Other (expense)	(10,470)	(15)	(323)	-	(10,808)

(Loss) income before
taxes on income	(12,744)	26,662	861	(1,620)	13,l59
Taxes on income	(6,260)	10,826	350	(4)	4,912

Net (loss) income	(6,484)	15,836	511	(1,616)	8,247
Less: Preferred dividends	(7,933)	-	-	-	(7,933)

Net (loss) income
available to common
shareholders	$(14,417)	$15,836	$511	$(1,616)	$314

August 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,264	$32	$149	$-	$1,445
Accounts receivable, net	50,489	28,934	4,756	(45,272)	38,907
Inventories	20,347	10,862	2,889	(10,583)	23,515
Other current assets	2,766	1,993	116	-	4,875

Total current assets	74,866	41,821	7,910	(55,855)	68,742
Property and equipment	11,008	61,328	3,340	(377)	75,299
Less accumulated depreciation	3,804	29,292	976	(282)	33,790

Net property and equipment	7,204	32,036	2,364	(95)	41,509
Other assets	78,840	127	7,055	(65,357)	20,665

Total assets	$160,910	$73,984	$17,329	$(121,307)	$130,916

Current liabilities	$40,342	$32,791	$9,318	$(45,273)	$37,178
Other liabilities	155,463	-	2,305	(1,997)	155,771

Total liabilities	195,805	32,791	11,623	(47,270)	192,949
Total stockholders'
(deficit) equity	(34,895)	41,193	5,706	(74,037)	(62,033)

Total liabilities and stockholders'
equity (deficit)	$160,910	$73,984	$17,329	$(121,307)	$130,916

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Total stockholders'
(deficit) equity	(49,891)	45,208	3,897	(74,365)	(75,151)

Total liabilities and stockholders'
equity (deficit)	$139,939	$60,456	$15,359	$(91,902)	$123,852

For the Nine Months Ended August 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$1,002	$2,508	$861	$(27)	$4,344

Cash flows (used in) investing
activities: Capital expenditures	(120)	(2,273)	(96)	-	(2,489)

Net cash (used in) investing
activities	(120)	(2,273)	(96)	-	(2,489)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	56,650	-	-	-	56,650
Proceeds from sales of common stock
through employee purchase plan	245	-	-	-	245
Principal payments on
long term debt	(57,926)	-	(627)	27	(58,526)

Net cash (used in) provided by
financing activities:	(1,031)	-	(627)	27	(1,631)

Net (decrease) increase in cash	(149)	235	138	-	224
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$1,264	$33	$148	$-	$1,445

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)
For the Nine Months Ended August 31, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$6,821	$1,824	$(642)	$(16)	$7,987

Cash flows (used in) investing
activities: Capital expenditures	(10)	(1,604)	(70)	-	(1,684)

Net cash (used in) investing
activities	(10)	(1,604)	(70)	-	(1,684)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	42,350	-	-	-	42,350
Proceeds from sales of common
stock through employee stock
purchase plan	235	-	-	-	235
Principal payments on
long term debt	(49,462)	-	(25)	25	(49,462)

Net cash (used in) provided by
financing activities	(6,877)	-	(25)	25	(6,877)

Net (decrease) increase in cash	(66)	220	(737)	9	(574)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$1,075	$(321)	$(63)	$15	$706

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

GOODWILL

   The Company adopted SFAS 142 "Goodwill and Other Intangibles" during fiscal 2002. The Company reviews goodwill for impairment during the fourth quarter of each year. No events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill subsequent to the adoption of SFAS 142 in 2002.

INCOME TAXES

   The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. The Company has recognized a one-time tax benefit of $1,300,000 during the third quarter as a result of the closing of certain tax years.

STOCK-BASED COMPENSATION

   As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expiring April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in net unrealized losses of $1,496,000 and $377,000 for the quarters ending August 31, 2003 and 2002 respectively, and net unrealized gains of $194,000 and $377,000 for the nine month periods ending August 31, 2003 and 2002 respectively, based on the swaps' estimated market values as of August 31, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended and nine-month periods ended August 2003 and 2002. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED AUGUST 31, 2003 COMPARED WITH THREE MONTHS
ENDED AUGUST 31, 2002

   During the third quarter ended August 31, 2003, net sales increased $6.5 million (or 14.3%) to $52,033,000 compared to $45,520,000 for the like period in 2002. Approximately 25% of the third quarter consolidated sales growth was from Alfa Lighting, which was acquired by Juno in October 2002 and approximately 25% resulted from new product introductions. The remaining 50% resulted from general volume increases including those associated with new channels of distribution.

   Gross profit expressed as a percentage of net sales increased to 50.2% for the quarter, compared to 49.5% for the like period in 2002 due primarily to margin contributions from Alfa.

   Selling, general and administrative expenses increased $2.6 million to $15,765,000 (30.3% of sales) for the third quarter of 2003 compared to $13,208,000 (29.0% of sales) for the like period in 2002. Approximately 25% of this increase was due to expenses from the Alfa division, which was acquired in October 2002, approximately 25% resulted from expenses associated with developing new channels of distribution, approximately 20% was due to the provision for fiscal 2003 management incentive program with the remainder primarily attributed to variable expenses.

   As a result of the above factors, operating income decreased to 19.9% of sales as compared to 20.5% for the like period in 2002.

   Interest expense was $4,025,000 for the third quarter ended August 31, 2003 compared to $4,121,000 for the like period in 2002. This decrease is due to the reduction of debt from $169,741,000 at August 31, 2002 to $164,537,000 at August 31, 2003 and reductions in interest rates on the Company's floating rate debt.

   The effective income tax rate for the quarter ended August 31, 2003 was 12.4 % compared to 36.7% for the like period in 2002. This decline was due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years. The effective tax rate excluding the benefit was consistent with historical results.

NINE MONTHS ENDED AUGUST 31, 2003 COMPARED WITH NINE MONTHS
ENDED AUGUST 31, 2002

   During the nine-month period ended August 31, 2003, net sales increased $12.2 million (or 9.2%) to $145,537,000 compared to $133,302,000 for the like period in 2002. This increase was net of sales decreases totaling $4.4 million, of which, approximately 60% was from the Indy Lighting division and 40% from price competition in commercial markets. Approximately one-third of the consolidated sales increase was from Alfa Lighting, which was acquired by Juno in October 2002, approximately one-third was due to volume increases (including new channels of distribution) and one-third was due to new product introductions.

   Gross profit expressed as a percentage of net sales increased slightly to 50.1% for the nine months ended August 31, 2003 compared to 50.0% for the like period in 2002 due primarily to margin contribution from Alfa.

   Selling, general and administrative expenses increased $5.2 million to $44,911,000 (30.9% of sales) for the period compared to $39,690,000 (29.8% of sales) for the like period in 2002. Of this increase, approximately 35% was due to expenses from the Alfa division, which was acquired in October 2002, approximately 20% was due to the provision for the fiscal 2003 management incentive program, approximately 15% was attributed to sales and administrative salaries, approximately 10% was attributed to product development expenses, approximately 10% was attributed to expenses associated with developing new channels of distribution with the remainder due primarily to variable expenses.

   In addition, operating expenses for the first quarter of 2002 included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated.

   As a result of the above factors, operating income increased to 19.3% of sales as compared to 18.0% for the like period in 2002.

   Interest expense was $11,922,000 for the nine months ended August 31, 2003 compared to $12,801,000 for the like period in 2002. This decrease is due to the reduction of debt from $169,741,000 at August 31, 2002 to $164,537,000 at August 31, 2003 and reductions in interest rates on the Company's floating rate debt.

   The effective income tax rate for nine months ended August 31, 2003 was 29.4 % compared to 37.3% for the like period in 2002. This decline was due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years. The effective tax rate excluding the benefit was consistent with historical results.

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

LIQUIDITY AND CAPITAL RESOURCES:

   During the nine-month period ended August 31, 2003, operating activities provided cash flow of $4,344,000. This was comprised principally of net income, depreciation and amortization, deferred income taxes, decreases in other assets (collectively aggregating $16,078,000), net of increases in inventory, accounts receivable, prepaid expenses and miscellaneous, unrealized gain on interest rate swap, and decreases in accounts payable and accrued liabilities, (collectively aggregating $11,734,000). Accounts receivable increased $6,682,000 or 20.7% due partly to strong sales for the month of August as well as to an increased number of customers (associated with large marketing groups) that are subject to extended payment terms.

   Net cash used in investing activities amounted to $2,489,000 which was used to purchase capital assets.

   The net cash used in financing activities of $2,489,000 consisted primarily of proceeds from the Revolving Credit Facility of $56,650,000 less principal payments on the Senior Credit Facility of $58,526,000.

   Prior to the June 1999 Merger, the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger.

   Principal and interest payments under the Senior Credit Facility and the Subordinated Debt, both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of August 31, 2003, the Company had cash of approximately $1.5 million, an $8.1 million balance on the Company's Revolving Credit Facility and total term debt of approximately $156.4 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2002 Annual Report on Form 10-K.

   The Company's $35 million Revolving Credit Facility is available to finance its working capital and had an outstanding balance of $8.1 million on August 31, 2003. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Senior Credit Facility. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, including the Subordinated Debt, or to make necessary capital expenditures.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

   In May 2003, the FASB issued SFAS No. 150, " Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard specifies that instruments within its scope embody obligations of the issuer and that, therefore, the issuer must classify them as liabilities. This statement is effective immediately for all financial instruments entered into or modified after May 31, 2003. For all other instruments, the standard goes into effect at the beginning of the first interim period beginning after June 15, 2003.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for all interim periods beginning after December 15, 2002. The Company adopted this standard in the second quarter of 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks arising from changes in interest rates. As of August 31, 2003, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, at August 31, 2003 the Company had one interest rate swap agreement in effect and one that ended in April 2003. The net unrealized loss from these swaps for the quarter ended August 2003 was $1,496,000 based on the swaps' estimated market values as of August 31, 2003. Detailed information concerning the terms of interest rate swaps can be found in the Company's audited financial statements and notes thereto appearing in the November 30, 2002 Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

   Based on the evaluation of the Company's disclosure controls and procedures each of T. Tracy Bilbrough, the Chief Executive Officer, and George J. Bilek, Vice President-Finance, have concluded that in their judgment the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is made known to such officers by others within the Company or its subsidiaries and such controls and procedures are effective as of the end of the period covered by this report.

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

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.

(a	)	Exhibits

		31.1	Rule 13a-14(a) certification of Chief Executive Officer

		31.2	Rule 13a-14(a) certification of Chief Financial Officer

		32.1	Section 1350 certification of Chief Executive Officer

		32.2	Section 1350 certification of Chief Financial Officer

(b	)	Reports on the Form 8-K. On September 22, 2003 we filed a Form 8-K with respect to the
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

Dated: October 14, 2003

Exhibit 31.1

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

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation;
and

   c)   disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect , the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

   a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 14, 2003

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 31.2

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

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation;
and

   c)   disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect , the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

   a)   all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information;
and

   b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: October 14, 2003

/s/ George J. Bilek
George J. Bilek
Vice President Finance

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: October 14, 2003

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended August 31, 2003, as filed with the Securities and Exchange Commission on October 14, 2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: October 14, 2003

/s/ George J. Bilek
George J. Bilek
Vice President Finance