Form 10-K
period 2003-11-30
JUNO LIGHTING INC
filed 2004-02-26
CIK 723888

Quick Links  --   Click here to quickly navigate through this document.

SECURITIES AND EXCHANGE C0MMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2003 OR
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

Yes         No   X

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter, May 31, 2003: $22,861,884.

At January 31, 2004, 2,601,939 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

PART I

ITEM 1. BUSINESS

General

Juno Lighting, Inc. began operations in 1976 and was incorporated in Illinois. It changed its state of incorporation to Delaware in 1983. Its executive offices and principal plant are located at 1300 S. Wolf Road, Des Plaines, Illinois 60018, a suburb of Chicago; the telephone number is (847) 827-9880. Juno also has facilities in the Los Angeles, San Francisco, Indianapolis, Toronto, Philadelphia, Dallas and Atlanta areas. The terms "Juno" and "Company" as used herein mean Juno Lighting, Inc. and its subsidiaries, collectively.

The Company is a leading designer, assembler and marketer of recessed and track lighting fixtures. Its broad product line is used in commercial and residential remodeling and in new construction. Its principal products use a variety of light sources and are designed for reliable and flexible function, efficient operation, attractive appearance and simple installation and servicing. The Company is also engaged in the marketing, design and manufacture of other incandescent, fluorescent and High Intensity Discharge ("HID") lighting products with application in the commercial lighting market, primarily in department and chain stores.

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

The Company produces a wide variety of fixtures and related equipment for the recessed, track and HID lighting markets. Its recessed lighting fixtures are designed to be installed directly into ceilings, while its track lighting fixtures are mounted on electrical tracks affixed to ceilings or walls. End-users of the Company's products generally prefer them due to their superior design, reliability and ease of installation. Juno designs and assembles substantially all of its products in-house. However, it outsources virtually all component manufacturing to a number of independent vendors principally located near its production facilities. Inventories are maintained at three production and distribution facilities located near Chicago, Indianapolis and Toronto and at distribution facilities near Atlanta, Dallas, Los Angeles, San Francisco and Philadelphia.

The Company's primary means of distribution is through over 1,900 distributors of lighting products located throughout the United States and Canada. The Company has established itself as a preferred lighting supplier by providing high quality and well-designed products, superior customer service, timely delivery, technical advice and product training. Its distributors maintain their own inventory of the Company's products, and, in turn, sell to electrical contractors and builders and, in some cases, at the retail level. Sales to distributors are made through the Company's knowledgeable sales staff and through manufacturers' agents who also sell other, non-competing electrical products. The Company also has a national accounts sales force that focuses on department store, specialty retail, supermarket and commercial accounts. The Company works closely with these national accounts to provide custom solutions to their lighting needs and, in turn, to have the Company's products specified for their major renovations or store expansions.

Products

The Company produces a wide variety of lighting fixtures and related equipment for residential, commercial and industrial applications. Major product categories include recessed lighting, track lighting, cabinet/display lighting and HID lighting. The company believes its innovations in simplifying installation and improving the function of its lighting products has served to increase demand for its products.

The Company markets recessed lighting for residential applications under the Juno, Aculux and Pro-Vector brands and for commercial/institutional applications under the Juno and Indy brands. Recessed products are also sold under the Lowes Builder's Best brand. Each recessed fixture is composed of a housing and a separate trim. Various size and style housings may be fitted with a variety of light sources and trim designs to satisfy different optical and aesthetic requirements for ambient downlighting, wall wash, accent and task lighting. Housing styles are adapted for various construction conditions including insulated ceilings, providing direct downlight in sloped ceilings and to install from below the ceiling in remodel installations. Insulated ceiling housings are marketed with an Air-Loc feature that restricts the passage of air into and out of a residence through the fixture to minimize energy loss.

The Juno brand is positioned as a high quality, high value line for residential and light commercial applications with an extensive product range. Pro-Vector and Builder's Best are value offerings with limited product features and scope of line. The Aculux brand features precision optics and very low brightness apertures to allow more dramatic lighting effects as typically specified by lighting designers for higher-end custom homes. The Company's Juno and Indy brand commercial recessed fixtures are used most frequently in department and chain stores and offer commercial-grade construction and a wider selection of incandescent, HID and compact fluorescent light sources to provide the higher wattage, energy efficiency and longer lamp life required for these applications.

The Company offers several track lighting systems under the Trac-Master, Trac-Lites, Trac-12, Flex12 and Alfa brands. These products are used to provide flexible display lighting in retail, exhibit, hospitality and many other commercial and residential applications. Each system utilizes an electrified channel or rail, called the trac, that can accept a variety of individual fixtures that may be positioned anywhere along its length. The individual spotlight, flood and decorative pendant fixtures are available in different styles, sizes, finishes and light sources.

The Juno Trac-Master brand offers the most versatile assortment of halogen, compact fluorescent and ceramic metal halide light sources and fixture styles and options required for commercial accent and display lighting. Trac-Lites is marketed as an economy brand with lighter-duty construction and fewer features, options and unique designs as compared to Trac-Master. Trac12 is a miniature 12-volt trac system that is used in settings where a smaller-scale, less obtrusive trac system is desirable and for concealed linear lighting in undercabinet, casework and coves. The Flex12 and Alfa brands feature decorative low voltage trac systems including flexible monorails that can be curved into a variety of shapes and a cable system with two parallel small diameter braided steel cables. Alfa products are characterized by more finely detailed spotlights and pendants in a wider assortment of decorative styles and finishes. The Alfa line also includes decorative wall sconces and bath bars with designs that coordinate with their track fixtures. Juno acquired Alfa in October 2002.

The Company sells undercabinet and casework lighting products under the Juno and Danalite brands. These products compliment the Trac12 system mentioned above, which is also used extensively for these applications. Juno brand undercabinet products, introduced to the market in 2002, include a full offering of halogen, xenon and fluorescent models with varying features and price points to solve for the most common residential kitchen undercabinet lighting applications. Danalite brand products are made-to-order custom length linear extruded luminaires that are typically specified for use in more specialized millwork and showcase applications.

HID lighting products are sold under the Acculite brand for commercial and industrial applications. Indoor lighting products include highbay and lowbay luminaires designed to illuminate large spaces such as factories, warehouses, indoor sports arenas and retail stores. Outdoor lighting products include area, flood, building and canopy mount luminaires to provide security lighting, to illuminate building facades, parking garages and parking lots. Acculite products are characterized by high quality construction and superior photometric performance to facilitate lower installation and operating costs. Juno acquired Acculite in 2001.

In September 2003 the Company announced the launch of Modulight - an innovative fluorescent lighting system. Modulight system benefits include significant installation cost savings, ease of use, energy cost savings, improved safety and enhanced lighting layout flexibility. Modulight products began shipping to customers in early 2004.

Additionally during 2003, Juno announced the launch of nine new families of track lighting products targeted at the commercial and residential end markets. The products - carrying the sub-brands of Avio, Trapezia, Uno/Duo, and Gyrus - include low voltage, line voltage, pendants, and T5HO wall wash executions for a variety of accent and area lighting applications. The products feature leading edge styling and innovative designs intended to excite the end-markets and enhance Juno's position as a leader in track lighting.

Juno, Indy, Trac-Master, Real Nail , Air-Loc, Wireforms, Accents, Conix, Delta 200 Series, IdeaLab, It's All in the Lighting, Design Only and MH2 are registered trademarks of Juno.

Production

The Company designs and assembles substantially all of its products in-house. However, the Company outsources virtually all component manufacturing to a number of independent vendors who are located in the United States and abroad. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. The Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines, Illinois plant, Indianapolis, Indiana and Kitchener, Ontario assembly facilities. However, in October 2003, limited production of fully assembled products was begun in Tijuana, Mexico with respect to several high volume units.

The Company outsources manufacturing of virtually all components to minimize fixed costs and capital requirements and to produce flexibility in responding to market needs. It believes its utilization of subcontractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available. It uses multiple subcontractors for most of its components to facilitate availability. In addition, the Company purchases many of the raw materials used in the manufacturing of its components to control the quality of the raw materials used by the subcontractors and to receive more competitive prices for the raw materials. Currently the Company engages subcontractors whose facilities are located in Mexico and China.

The Company spent approximately $6,192,000, $4,840,000, and $4,973,000 on research, development and testing of new products and development of related tooling in fiscal 2003, 2002, and 2001, respectively.

Sales and Distribution

The Company has relationships with a broad base of over 1,900 distributors across the United States and in Canada. Each of the Company's distributors maintains its own inventory of Company products and in turn, sells to electrical contractors and builders and, in some cases, also sells at the retail level. In some cases, distributors will require that goods be drop shipped directly to the end user. Sales to distributors are made through the Company's own staff of sales managers and sales personnel and also through manufacturers' agents who sell other electrical products of a non-competitive character. The Company also seeks to have its products specified by architects, engineers and contractors for large commercial and institutional projects with actual sales made through the Company's distributors. The Company also sells to certain wholesale lighting outlets and national accounts.

Inventories of substantially all items Juno produces are maintained at the Des Plaines, Illinois and Indianapolis, Indiana plants and substantially all items are maintained in Juno's warehouses in the Atlanta, Dallas, Los Angeles, Philadelphia and Toronto areas. Most orders are shipped from stock inventory within 48 hours of receipt.

Backlog and Material Customers

We have no material long-term contracts. The Company is not dependent on any single customer or group of customers and no single customer accounted for as much as 10% of sales in fiscal 2003.

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

As of November 30, 2003, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees

The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2005 and September 2004, respectively.

Available Information

The Company's Internet address is www.junolighting.com. The Company makes the reports it files with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Internet website. The information on the Company's website is not part of this report.

ITEM 2. PROPERTIES

Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet, which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in New Jersey, Georgia, and Brampton, Ontario, Canada which have, in the aggregate, approximately 140,700 square feet of floor space and a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases four additional distribution warehouses located in the Los Angeles, San Francisco, Dallas areas as well as in Kitchener, Ontario for relatively short terms, which have, in the aggregate, approximately 138,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $837,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

On or about May 17, 2002, Juno filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, Juno alleged that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company, Hubbell Incorporated, during an exclusivity period with Juno. The Complaint sought damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. U.S. Industries has answered the Complaint and denied liability. After performing discovery, the claim was voluntarily dismissed in February 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers Of The Registrant

The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2004:
Name	Age	Positions Held

T. Tracy Bilbrough	47	President and Chief Executive Officer
Glenn R. Bordfeld	57	Executive Vice President and Chief Operating Officer
George J. Bilek	49	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
W. Allen Fromm	57	Executive Vice President, Operations
Daniel S. Macsherry	44	Executive Vice President, Business Development
Jacques P. LeFevre	48	Senior Vice President, Sales
Charles F. Huber	62	Vice President, Engineering and Special Projects
Scott L. Roos	46	Vice President, Product Management & Development
Richard B. Stam	42	Vice President, Sales

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

Glenn R. Bordfeld has been Executive Vice President and Chief Operating Officer since October 2003. From May 2000 to October 2003 he was Executive Vice President, Chief Operating Officer and President, Juno Lighting Division. From July 1999 until May 2000 served as a Director. From January 1999 to May 2000 he was President and Chief Operating Officer of the Company. He was the Company's Vice President, Sales from July 1991 to January 1999. Previously, he was employed by the Company as its National Sales Manager from November 1988 to July 1991; its Assistant Sales Manager from November 1985 to November 1988 and its Advertising Manager from November 1982 to November 1985.

George J. Bilek has been Executive Vice President, Chief Financial Officer, Treasurer and Secretary since October 2003. He served as Vice President, Finance and Treasurer from April 1990 until October 2003. He was appointed Secretary as of March 2001. He was employed by the Company as its Comptroller from September 1985 to April 1990.

W. Allen Fromm has been Executive Vice President, Operations since October 2003. He was Vice President, Purchasing from April 2001 until October 2003. From 1996 through 2001, he was Global Commodity Director for Black & Decker Corporation. Prior to 1996 he held various roles of increasing responsibility in marketing and global product development for Black & Decker and DeWalt Professional Power Tools, a division of Black & Decker.

Daniel S. Macsherry has been Executive Vice President, Business Development since October 2003. He was Vice President, Business Development from October 2000 until October 2003. From December 1998 to September 2000 he was Director of Finance for Stanley Fastening Systems, a division of the Stanley Works and a manufacturer of pneumatic tools and accessories. He was the Director of Business Planning and Analysis at DeWalt Professional Power Tools, a division of Black & Decker Corporation, from 1996 to 1998. From 1983 through 1995 he held various financial roles of increasing responsibility supporting operations at Black & Decker.

Jacques P. LeFevre has been Senior Vice President, Sales since October 2003. He served as a Vice President from August 1999 until October 2003. He served as President of Indy Lighting, Inc. (acquired by Juno in 1988) from October 1994 until October 2003. He was Vice President and General Manager of Indy Lighting from October 1983 to October 1994. Previously, he was a Certified Public Accountant with Arthur Young & Company for six years.

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

As of January 31, 2004 there were approximately 1,400 holders of record of Common Stock.

The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market:

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

First Quarter	13.79	9.67	12.15	8.90
Second Quarter	13.54	11.61	12.65	11.00
Third Quarter	14.35	12.19	11.73	8.66
Fourth Quarter	23.25	12.70	10.74	9.85

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(in thousands except per share amounts)

Year ended November 30,	2003	2002	2001	2000	1999
Net Sales	$200,566	$181,770	$179,947	$173,988	$167,458
Gross Profit	100,633	90,745	91,144	85,565	83,526
Net Income	16,931	11,767	9,344	7,381	18,022
Net Income (Loss) Available to
Common Shareholders	5,367	1,084	(526)	(1,717)	13,740
Net Income (Loss)
Per Common Share
Basic	2.11	.43	(.21)	(.71)	1.23
Diluted	2.11	.43	(.21)	(.71)	1.23
Cash Dividends Per Common Share	-	-	-	-	.20
Total Assets	131,964	123,852	119,143	117,434	130,634
Long - Term Debt	144,734	155,626	167,742	182,665	206,793
Stockholders' Deficit	(55,444)	(75,151)	(87,550)	(96,768)	(104,157)
Working Capital (1)	28,390	20,878	20,217	30,094	42,722
Current Ratio (2)	1.7 to 1	1.5 to 1	1.6 to 1	2.0 to 1	2.6 to 1

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

Derivative Instruments
Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in net unrealized gains of $422,000 and $418,000 for the years ending November 30, 2003 and 2002 respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statements of income for fiscal 2003 and 2002. The Company also realized a gain of $1,549,000 for the fiscal year ended November 30, 2002 as a result of exiting an interest rate swap transaction. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

Contractual Obligations and Commitments
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

The Company also has noncancelable operating leases for distribution warehouse space and equipment.

The following table summarizes the timing of principal payments on outstanding borrowings and contractual lease obligations:

	Payments Due by Period

	Total	2004	2005	2006	2007	2008	2009

Borrowings(1)	$147,653	$2,919	$3,605	$16,746	$-	$-	$124,383

Operating lease
commitments(2)	2,779	1,584	872	240	54	29	-

Total Contractual
Obligations	$150,432	$4,503	$4,477	$16,986	$54	$29	$124,383

(1)  Liability recorded on the balance sheet. See Note 7 for additional details.
(2)  Commitment not recorded on the balance sheet. See Note 13 for additional details.

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

Fiscal 2003 Compared to Fiscal 2002. For the fiscal year ended November 30, 2003, net sales increased approximately $18.8 million or 10.3% to $200,566,000 from $181,770,000 for the like period in 2002. Approximately 40% of the consolidated sales increase was due to new product introductions, approximately 35% was from Alfa Lighting, which was acquired by Juno in October 2002, with the remainder due primarily to volume increases (including new channels of distribution). This increase was net of sales decreases totaling $5.07 million, of which, approximately 50% was from the Indy Lighting division and 50% was from price competition in commercial markets. Sales through Juno's Canadian subsidiary (which includes the Acculite division acquired in August 2001) increased 10.9% to $17,881,000 for the fiscal year ended November 30, 2003 compared to $16,122,000 for the like period in 2002.

Gross profit expressed as a percentage of sales increased to 50.2% in fiscal 2003 compared to 49.9% in fiscal 2002 due primarily to margin contribution from Alfa Lighting.

Selling, general and administrative expenses increased $7.3 million to $61,031,000 (30.4% of sales) in fiscal 2003 compared to $53,760,000 (29.6% of sales) in fiscal 2002. Of this increase, approximately 30% was due to expenses from the Alfa division, which was acquired in October 2002, approximately 20% was due to the provision for the fiscal 2003 management incentive program, approximately 10% was attributed to sales and administrative salaries, approximately 10% was attributed to expenses associated with developing new channels of distribution, and approximately 10% was attributed to product development expenses with the remainder due primarily to variable expenses.

In addition, operating expenses for fiscal 2002 included $3,050,000 of one-time expenses incurred in connection with a proposed major acquisition that was not consummated.

Interest expense was $15,605,000 for fiscal 2003 compared to $16,907,000 for 2002. This decrease is due to the reduction in debt from $166,357,000 at November 30, 2002 to $153,353,000 at November 30, 2003, reductions in interest rates on the Company's floating rate debt and the net effect of interest rate swaps.

The effective income tax rate for fiscal 2003 was 31.2% compared to 38.4% for fiscal 2002. This decline was primarily due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years and to a lesser extent effective state tax planning initiatives.

Fiscal 2002 Compared to Fiscal 2001. For the fiscal year ended November 30, 2002, net sales increased approximately $1,823,000 or 1.0% to $181,770,000 from $179,947,000 for the like period in 2001 due primarily to new products introduced over the past year and the full year impact of the Acculite product line acquired in August 2001, offset by lower volumes in some of the Company's commercial product lines and selling price pressure. Sales through Juno's Canadian subsidiary (which includes the Acculite division acquired in August 2001) increased 28.5% to $16,122,000 for the fiscal year ended November 30, 2002 compared to $12,548,000 for the like period in 2001.

Gross profit expressed as a percentage of sales decreased to 49.9% in fiscal 2002 compared to 50.7% in fiscal 2001. This decrease was due primarily to unfavorable sales mix and a more competitive selling price environment, which were offset, to some degree, by favorable purchase price variances on the Company's principal raw materials.

Selling, general and administrative expenses expressed as a percentage of sales decreased to 29.6% in fiscal 2002 compared to 31.2% in fiscal 2001. This decrease of approximately $2,200,000 was due primarily to one-time expenses incurred in 2001of approximately $1,350,000 for a process re-engineering project and approximately $2,000,000 for a non-recurring sales promotion program designed to increase revenue. The decrease was offset in part by an $828,000 increase in expenses from the Acculite division, which was acquired in August 2001. The Company also incurred one-time expenses of approximately $3,050,000 in connection with a proposed major acquisition that was not consummated.

Interest expense was $16,907,000 for fiscal 2002 compared to $19,930,000 for 2001. This decrease is due to the reduction in debt from $176,803,000 at November 30, 2001 to $166,357,000 at November 30, 2002, reductions in interest rates on the Company's floating rate debt and the net effect of interest rate swaps.

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

Financial Condition

Fiscal 2003 The Company generated positive net cash flow provided by operating activities of $16,070,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventories and increases in the allowance for doubtful accounts, accounts payable and accrued liabilities, (collectively aggregating $26,077,000), net of unrealized gain on interest rate swap, and increases in accounts receivable, prepaid expenses and other assets, (collectively aggregating $10,007,000).

Accounts receivable increased $6,646,000 or 20.6% due partly to strong year-end sales as well as to an increased number of customers (associated with large marketing groups) that are subject to extended payment terms. Prepaid expenses and miscellaneous increased $679,000 or 14.3% due primarily to the cost of promotional materials for new product introductions as well as the cost of product displays associated with new channels of distribution. Goodwill increased $3,483,000 or 29.6% due primarily to contingent consideration payments made relating to the acquisitions of Acculite and Alfa Lighting and to a lesser extent due to favorable exchange rates. Payments made in 2003 under the Acculite and Alfa Lighting acquisition purchase agreements were approximately $340,000 and $2,100,000 respectively. Accounts payable increased $1,298,000 or 11.8% due primarily to the timing of year-end disbursements.

Net cash used in investing activities amounted to $3,178,000 comprised of capital expenditures for fiscal 2003.

The net cash used in financing activities of $12,411,000 consisted primarily of principal payments on the term debt under the senior credit facility (the Senior Credit Facility") of $84,630,000 less proceeds from its revolving credit facility (the "Revolving Credit Facility") of $71,550,000.

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

Principal and interest payments under the Senior Credit Facility and the $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 issued by the Company (the "Subordinated Debt" or "Notes"), both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of November 30, 2003, the Company had cash of approximately $1.7 million, a $5.7 million balance on the Company's Revolving Credit Facility and total term debt of approximately $147.7 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements and notes thereto appearing elsewhere in this document.

The Company's $35 million Revolving Credit Facility is available to finance its working capital requirements and had an outstanding balance on November 30, 2003 of $5.7 million. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility.

The Company has 1,060,000 shares of Series A preferred stock and 3,500 of Series B preferred stock outstanding. Holders of the preferred stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Company's board of directors, in an amount equal to the greater of (1) dividends which would have been payable to the holders of Series A or Series B, as the case may be, in such quarter had they converted their preferred stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or the stated amount then in effect multiplied by 2%. Until June 30, 2004, with respect to the Series A preferred stock and November 30, 2005, with respect to the Series B preferred stock, such dividends are payable by an increase in the stated amount of such stock. After such dates such dividends are required to be paid in cash until redemption or conversion. The preferred stock is convertible into shares of the Company's common stock at a rate of $26.25 per share; entitles the holder to one vote for each whole share of common stock that would be issuable to such holder upon the conversion; and provides the holder with preferences to common stockholders in the event of liquidation, dissolution, winding up or sale of the Company. The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A Preferred Stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B Preferred Stock at stated value, plus accrued but unpaid dividends. These redemptions are completely within the control of the Company and not at the option of the holders.

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

Net cash used in investing activities amounted to $9,372,000 and was used to finance capital expenditures of $2,494,000. In addition, on October 15, 2002 the Company purchased the stock of Alfa Lighting, Inc., manufacturers and marketers of low voltage lighting systems for $7,200,000 in cash. The acquisition was financed using the Company's Revolving Credit Facility under the Company's existing Senior Credit Facility with Bank of America, N.A., Credit Suisse First Boston and certain other lenders. The purchase agreement calls for an additional purchase price due at the end of the first twelve and twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $2,428,000 and goodwill of $4,450,000. Information regarding the first resultant payment under the purchase agreement can be found in the above Fiscal 2003 Financial Condition section.

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

Net cash used in investing activities amounted to $11,870,000 and was used to finance capital expenditures of $2,796,000, and make payments of $3,220,000 associated with licensing certain intellectual property rights. In addition, on August 28, 2001 the Company purchased the net assets of Acculite Mfg., Inc. and two of its affiliates, manufacturers and marketers of HID (High Intensity Discharge) lighting fixtures for commercial and industrial use for $5,900,000 in cash. The acquisition was financed using the Company's existing Revolving Credit Facility. The purchase agreement calls for an additional payment of up to approximately $1,305,000, due at the end of the first twenty-four months after acquisition contingent upon this division attaining certain operating objectives. As a result of this acquisition, the Company recorded additional working capital of $1,889,000 and goodwill of $3,965,000. Information regarding the resultant payment under the purchase agreement can be found in the above Fiscal 2003 Financial Condition section.

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

Other Matters

Recently Issued Accounting Standards

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK

The Company is exposed to market risks arising from changes in interest rates. As of November 30, 2003, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, the Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in a net unrealized gain of $422,000 for the year ended November 30, 2003 and a unrealized gain of $418,000 for the year ended November 30, 2002, based on the swaps' estimated market values as of November 30, 2003, and 2002, respectively. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income/expense on the consolidated statements of income for fiscal 2003 and 2002. The Company also realized a gain of $1,549,000 for the fiscal year ended November 30, 2002 as a result of exiting an interest rate swap transaction. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities. Detailed information concerning the terms of these swaps can be found in the Company's audited Financial Statement and notes thereto appearing elsewhere in this document.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

To the Board of Directors and
Stockholders of Juno Lighting, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' deficit and cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and its subsidiaries at November 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As disclosed in Note 1 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 1, 2001.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 9, 2004

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share amounts)

Year ended November 30,	2003	2002	2001

Net sales	$200,566	$181,770	$179,947
Cost of sales	99,933	91,025	88,803

Gross profit	100,633	90,745	91,144
Selling, general and administrative	61,031	53,760	56,057
Costs of terminated acquisition	-	3,050	-

Operating income	39,602	33,935	35,087

Other (expense) income:
Interest expense	(15,605)	(16,907)	(19,930)
Interest and dividend income	49	17	158
Realized gain on interest rate swap	-	1,549	-
Miscellaneous	578	493	(404)

Total other (expense)	(14,978)	(14,848)	(20,176)

Income before taxes on income	24,624	19,087	14,911
Taxes on income	7,693	7,320	5,567

Net income	16,931	11,767	9,344
Less: Preferred dividends	11,564	10,683	9,870

Net income (loss) available to common shareholders	$5,367	$1,084	$(526)

Net income (loss) per common share (Basic and diluted)	$2.11	$.43	$(.21)

Weighted average number of shares outstanding - Basic	2,545,298	2,513,875	2,481,928

Weighted average number of shares outstanding - Diluted	2,545,298	2,513,875	2,481,928

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(in thousands)

November 30,	2003	2002

Assets
Current:
Cash	$1,702	$1,221
Accounts receivable, less allowance for doubtful accounts of $990
and $926	38,871	32,225
Inventories, net	21,972	22,870
Prepaid expenses and miscellaneous	5,403	4,724

Total current assets	67,948	61,040

Property and equipment:
Land	7,381	7,267
Building and improvements	33,898	33,376
Tools and dies	13,464	12,116
Machinery and equipment	8,477	7,690
Computer equipment	9,267	8,963
Office furniture and equipment	3,646	3,213

	76,133	72,625
Less accumulated depreciation	(34,991)	(30,619)

Net property and equipment	41,142	42,006

Other assets:
Goodwill	15,249	11,766
Deferred financing costs, net of accumulated amortization of $5,728
and $4,426	4,615	5,917
Miscellaneous	3,010	3,123

Total other assets	22,874	20,806

Total assets	$131,964	$123,852

Return to Index

CONSOLIDATED BALANCE SHEETS
(in thousands)

November 30,	2003	2002

Liabilities
Current:
Accounts payable	$12,258	$10,960
Accrued liabilities	18,681	18,471
Short term borrowings	5,700	6,050
Current maturities of long-term debt	2,919	4,681

Total current liabilities	39,558	40,162

Long-term debt, less current maturities	144,734	155,626

Deferred income taxes payable	3,116	3,215

Commitments and Contingencies
Stockholders' Deficit
Preferred stock, Series A and B convertible $.001
par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	151,847	140,283
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,582,939 and 2,529,534	3	2
Paid-in capital	1,726	1,035
Accumulated other comprehensive income (loss)	1,312	(772)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(210,132)	(215,499)

Total stockholders' deficit	(55,444)	(75,151)

Total liabilities and stockholders' equity	$131,964	$123,852

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands)

Years ended November 30, 2001, 2002 and 2003

	Common Stock		Series	Accumulated		Retained
			A and B	Other	Shareholder	Earnings/
	Amount	Paid-In Capital	Preferred Stock	Comprehensive	Note	(Accumulated	Total
	$.001 PAR		Amount $.001 PAR	Income (Loss)	Receivable	Deficit)

Balance, November 30, 2000	$2	$319	$119,730	$(762)	$-	$(216,057)	$(96,768)

Comprehensive income:
Net income for 2001	-	-	-	-	-	9,344	9,344
Loss on foreign currency translation	-	-	-	(281)	-	-	(281)

Comprehensive income	-	-	-	-	-	-	9,063

Issuance of shareholder note receivable	-	-	-	-	(200)	-	(200)
Purchase of common stock and exercise of
stock options	-	355	-	-	-	-	355
Preferred stock dividend	-	-	9,870	-	-	(9,870)	-

Balance, November 30, 2001	2	674	129,600	(1,043)	(200)	(216,583)	(87,550)

Comprehensive income:
Net income for 2002	-	-	-	-	-	11,767	11,767
Gain on foreign currency translation	-	-	-	271	-	-	271

Comprehensive income	-	-	-	-	-	-	12,038

Purchase of common stock	-	361	-	-	-	-	361
Preferred stock dividend	-	-	10,683	-	-	(10,683)	-

Balance, November 30, 2002	2	1,035	140,283	(772)	(200)	(215,499)	(75,151)

Comprehensive income:
Net income for 2003	-	-	-	-	-	16,931	16,931
Gain on foreign currency translation	-	-	-	2,084	-	-	2,084

Comprehensive income	-	-	-	-	-	-	19,015

Purchase of common stock and exercise of
stock options	1	691	-	-	-	-	692
Preferred stock dividend	-	-	11,564	-	-	(11,564)	-

Balance, November 30, 2003	$3	$1,726	$151,847	$1,312	$(200)	$(210,132)	$(55,444)

See notes to consolidated financial statements.

Return to Index

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

Year ended November 30,	2003	2002	2001

Net income	$16,931	$11,767	$9,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,935	6,514	6,068
Unrealized (gain) loss on interest rate swap	(422)	(418)	472
Increase(decrease) in allowance for doubtful accounts	64	(51)	(174)
Deferred income taxes	270	962	78
Deferred compensation	-	36	72
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,710)	(1,297)	(3,192)
Decrease in inventories	898	271	4,613
(Increase) in prepaid expenses	(1,077)	(185)	(206)
(Increase) decrease in other assets	(1,798)	243	(113)
Increase (decrease) in accounts payable	1,298	2,134	(790)
Increase (decrease) in accrued liabilities	681	(509)	1,821

Net cash provided by operating activities	16,070	19,467	17,993

Cash flows used in investing activities:
Capital expenditures	(3,178)	(2,494)	(2,796)
License - lighting technology	-	-	(3,220)
Acquisition of subsidiary, net of Cash acquired	-	(6,878)	(5,854)

Net cash used in investing activities	(3,178)	(9,372)	(11,870)

Cash flows used in financing activities:
Principal payments on long-term debt and bank debt	(84,630)	(67,815)	(52,515)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	245	361	155
Proceeds from bank debt	71,550	50,300	36,800
Proceeds from bank debt for acquisition	-	7,000	5,900
Proceeds from exercise of stock options	424	-	-

Net cash used in financing activities	(12,411)	(10,154)	(9,660)

Net increase (decrease) in cash	481	(59)	(3,537)
Cash at beginning of year	1,221	1,280	4,817

Cash at end of year	$1,702	$1,221	$1,280

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,733	$16,814	$20,542
Income taxes	$9,254	$5,692	$4,641

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

Property and Equipment Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for income tax reporting. Depreciation expense in 2003, 2002, and 2001 amounted to approximately $4,454,000, $4,483,000, and $4,462,000 respectively.

Useful lives for property and equipment are as follows:

Buildings and improvements	20 - 40 years
Tools and dies	3 years
Machinery and equipment	7 years
Computer equipment	5 years
Office furniture and equipment	5 years

Goodwill The Company adopted SFAS 142 "Goodwill and Other Intangibles" during 2002. Management conducted a review of the estimated fair market value of its business segment, using discounted cash flow techniques. Based on management's review, no goodwill impairment was recorded for the year ended November 30, 2003. Furthermore, the Company has not amortized any of its goodwill for the year ended November 30, 2003. Had SFAS 142 been in effect for fiscal 2001, the net income (loss) attributable to common shareholders and earnings per share attributable to common shareholders for the three years ending November 30, 2003 would have been as follows:

(in thousands)

November 30,	2003	2002	2001

Net Income (loss)
Net as reported	$5,367	$1,084	$(526)
Add back: Goodwill Amortization	-	-	159

Adjusted net income (loss)	$5,367	$1,084	$(367)

Basic and Diluted Earnings Per Share
Net as reported	$2.11	$0.43	$(0.21)
Goodwill amortization	-	-	.06

Adjusted net income (loss)	$2.11	$0.43	$(0.15)

Weighted Average Shares Outstanding
Basic and Diluted	2,545,298	2,513,875	2,481,928

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

Research and Development The Company spent approximately $6,192,000, $4,840,000 and $4,973,000 on research, development and testing of new products and development of related tooling in fiscal 2003, 2002 and 2001, respectively.

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

Stock-based Compensation As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and has provided the pro forma disclosures below:

Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock-based awards granted after November 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2003, 2002 and 2001 was $3.38, $1.86 and $1.03 per share, respectively, under the Company's Stock Option Plan and $2.78, $3.26 and $2.84, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

	2003	2002	2001

Expected life (in years)	8	8	8
Expected volatility	35.65%	34.35%	31.82%
Dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	3.34%	4.36%	5.33%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net (loss) income available to common shareholders and net (loss) income per share would have been reduced, or increased, to the pro forma amounts below for the years ended November 30, 2003, 2002 and 2001:
(in thousands except per share amounts)

	2003	2002	2001

Net income (loss) available to common
shareholders as reported	$5,367	$1,084	$(526)
Pro forma net income (loss) available to common
shareholders	$4,653	$389	$(1,155)
Net income (loss) per share as reported
(Basic &diluted)	$2.11	$.43	$(.21)
Pro forma net income (loss) per share
(Basic & diluted)	$1.83	$.15	$(.47)

Derivative Instruments Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in a net unrealized gain of $422,000 for the year ended November 30, 2003 and a unrealized gain of $418,000 for the year ended November 30, 2002, based on the swaps' estimated market values as of November 30, 2003, and 2002, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income/expense on the consolidated statements of income for fiscal 2003 and 2002. The Company also realized a gain of $1,549,000 for the fiscal year ended November 30, 2002 as a result of exiting an interest rate swap transaction. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

Recently Issued Accounting Standards In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for all interim periods beginning after December 15, 2002. The Company adopted this standard in the second quarter of 2003.

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

Note 3: Acquisition
In October 2002, the Company purchased all of the outstanding stock of Alfa Lighting, Inc., a manufacturer and marketer of low voltage lighting systems for $7,200,000. The Company performed an analysis of the purchase price and determined that there were no identifiable intangibles. As a result the purchase price was allocated to working capital of $2,750,000 and goodwill of $4,450,000. The purchase agreement calls for an additional purchase price that is contingent upon Alfa Lighting, Inc. attaining certain operating objectives. The additional purchase price is payable at the end of the first twelve and twenty-four months after the acquisition date if the objectives are met. The payment made under the purchase agreement in fiscal 2003 was approximately $2,100,000.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)

Cash and cash equivalents	$322
Accounts receivable	528
Inventory	2,406
Property, plant and equipment	95
Other assets	389
Goodwill	4,450

Total assets acquired	8,190

Current liabilities	740
Deferred taxes	250

Total liabilities assumed	990

Net assets acquired	$7,200

Note 4: Inventories
Inventories consist of the following:

(in thousands)

November 30,	2003	2002

Finished goods	$10,769	$12,873
Raw materials	11,969	10,745
Reserve for Obsolescence	(766)	(748)

Total	$21,972	$22,870

Work in process inventories are not significant in amount and are included in finished goods.

Note 5: License Agreement
In 2001, the Company invested $3,200,000 to license the rights to develop an innovative fluorescent lighting system under the Modulight brand name. This license is being amortized on a straight-line basis over twenty years. Amortization amounted to approximately $161,000, $161,000 and $134,000 in 2003, 2002 and 2001, respectively. This license agreement is classified in Miscellaneous other assets.

Note 6: Accrued Liabilities
Accrued liabilities consist of the following:

(in thousands)

November 30,	2003	2002

Interest expense	$6,193	$6,350
Compensation and benefits	6,658	4,717
Promotional programs	2,880	2,358
Real estate taxes	595	642
Commissions	689	595
Current income taxes	805	2,284
Swap contract	-	450
Other	861	1,075

Total	$18,681	$18,471

Note 7: Long-Term Debt
Long-term debt consists of the following:

(in thousands)

November 30,	2003	2002

Bank of America, N.A. and certain other lenders, Tranche A Term
Loan, payable in escalating installments through November,
2005, plus interest at a variable rate, generally approximating 3
month LIBOR plus 2.25%	$6,167	$12,683
Bank of America, N.A. and certain other lenders, Tranche B Term Loan, payable in escalating installments through November, 2006, plus
interest at a variable rate, generally approximating 3 month LIBOR plus 3.0%	17,103	23,318
Senior Subordinated Notes due July, 2009 plus interest at 11 7/8%, net of
discount of $617 and $694 in 2003 and 2002, respectively	124,383	124,306

	147,653	160,307
Less current maturities	(2,919)	(4,681)

Total long-term debt	$144,734	$155,626

The Company has a senior credit facility (the "Senior Credit Facility") with Bank of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At November 30, 2003, the nominal interest rates for Term Loan A and Term Loan B were 3.37% and 4.12%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments. The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at November 30, 2003 and November 30, 2002 were $5,700,000 and $6,050,000 respectively. At November 30, 2003, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.5%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi- annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants. The credit agreement related to the Senior Credit Facility including the Revolving Credit Facility (the "Secured Credit Agreement") requires the Company to maintain certain financial ratios, as defined therein.

Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999,including all applicable amendments. The aggregate amounts of existing long-term debt maturing in each of the next three years are as follows: 2004 - $2,919,000; 2005 - $3,605,000; 2006 - $16,746,000.

Note 8: Taxes On Income
Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

(in thousands)

November 30,	2003	2002	2001

Current:
Federal	$6,242	$5,148	$4,414
State	983	1,210	819

	7,225	6,358	5,233

Deferred:
Federal	354	883	295
State	114	79	39

	468	962	334

Total taxes on income	$7,693	$7,320	$5,567

Deferred tax assets (liabilities) are comprised of the following:
(in thousands)

November 30,	2003	2002

Reserves for doubtful accounts	$339	$318
Inventory costs capitalized for tax purposes	608	681
Compensation and benefits	721	609
Accrued warranty reserve	(1)	1
Prepaid promotional expenses	(392)	(183)
Interest rate swap	(424)	(206)

Net current deferred tax assets	851	1,220

Depreciation	(1,970)	(1,881)
Amortization of swap gain	(456)	(538)
Basis difference of acquired assets	(58)	(288)
Capitalized interest	(14)	(14)
Foreign amortization	(288)	(164)
Real estate taxes	(330)	(330)

Net long term deferred tax liabilities	(3,116)	(3,215)

Net deferred tax liability	$(2,265)	$(1,995)

The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

November 30,	2003	2002	2001

Income taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.7	2.7	2.7
Other	(.2)	.7	(.4)

Subtotal effective income tax rate	36.5	38.4	37.3
Prior year tax benefit recognized	(5.3)	-	-

Effective tax rate	31.2%	38.4%	37.3%

The decrease in the effective income tax rate for fiscal 2003 was primarily due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years and to a lesser extent effective state tax planning initiatives.

Note 9: Stock Based Compensation Plans
The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. At November 30, 2003, remaining options outstanding under the 1993 Plan totaled 138,400. On December 2, 2003 the 1993 Plan expired and no further options were available for issuance. The Company's 1999 Stock Award and Incentive Plan (the "1999 Plan") provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 940,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 940,000 shares of the Company's common stock. At November 30, 2003, a total of 33,695 shares were available for grant under the 1999 Plan. The per-share option price for options granted under the stock option plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant.

The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock are authorized for issuance of which 238,212 remain available for issuance as of November 30, 2003. Under this stock purchase plan, 30,305 shares of common stock were issued at $8.08 per share in fiscal 2003.

A summary of activity under the Company's stock option plan is as follows:
		Weighted Average
	Options Outstanding	Exercise Price

Balance at November 30, 1999	585,450	$22.52
Options Granted	503,427	$25.00
Options Exercised	-	$25.00
Options Canceled	(21,512)	$18.18

Balance at November 30, 2000	1,067,365	$23.68
Options Granted	38,875	$25.00
Options Exercised	-	$-
Options Canceled	(72,935)	$24.56

Balance at November 30, 2001	1,033,305	$23.69
Options Granted	27,100	$25.00
Options Exercised	-	$-
Options Canceled	(15,000)	$22.82

Balance at November 30, 2002	1,045,405	$23.74
Options Granted	34,100	$25.00
Options Exercised	(23,100)	$18.35
Options Canceled	(11,700)	$21.36

Balance at November 30, 2003	1,044,705	$23.93

A summary of outstanding and exercisable stock options as of November 30, 2003, is as follows:
			Options Outstanding			Options Exercisable

				Weighted
				Averaged
				Remaining	Weighted		Weighted
				Contractual	Average	Number	Average
Range of			Number	Life	Exercise	Of	Exercise
Exercise Prices			of Shares	(in years)	Price	Shares	Price

$14.44			66,100	2	$14.44	66,100	$14.44
$15.38			7,300	3.1	$15.38	7,300	$15.38
$16.69	-	$18.50	26,000	1.6	$18.43	26,000	$18.43
$19.63	-	$22.19	39,000	1.4	$20.31	39,000	$20.31
$25.00			906,305	6.6	$25.00	660,100	$25.00

			1,044,705	5.9	$23.93	798,500	$23.60

Pro forma information regarding net income and earnings per share is required by SFAS 123 for stock-based awards granted after November 30, 1995, as if the Company had accounted for its stock-based awards under the fair value method of SFAS 123. The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model.

The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2003, 2002 and 2001 was $3.38, $1.86 and $1.03 per share, respectively, under the Company's Stock Option Plan and $2.78, $3.26 and $2.84, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

	2003	2002	2001

Expected life (in years)	8	8	8
Expected volatility	35.65%	34.35%	31.82%
Dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	3.34%	4.36%	5.33%

Had the Company recorded compensation based on the estimated grant date fair value, as defined by SFAS 123, for awards granted under its stock-based compensation plans, the Company's net (loss) income available to common shareholders and net (loss) income per share would have been reduced, or increased, to the pro forma amounts below for the years ended November 30, 2003, 2002 and 2001:
(in thousands except per share amounts)

	2003	2002	2001

Net income (loss) available to common
shareholders as reported	$5,367	$1,084	$(526)
Pro forma net income (loss) available to common
shareholders	$4,653	$389	$(1,155)
Net income (loss) per share as reported
(Basic &diluted)	$2.11	$.43	$(.21)
Pro forma net income (loss) per share
(Basic & diluted)	$1.83	$.15	$(.47)

Note 10: Profit Sharing Plan

The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. As of January 1, 2002, the Company amended the plan to satisfy the 401(k) safe-harbor requirements by increasing the Company matching contribution to 4%. The matching contribution provided by the Company amounted to approximately $730,000, $669,000 and $257,000 in 2003, 2002, and 2001 respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized an additional contribution of $576,000 for fiscal 2003, $531,000 for fiscal 2002 and $860,000 for fiscal 2001.

Note 11: Series A and Series B Preferred Stock

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

Note 12: Business Segments and Geographical Information

The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:
(in thousands)

November 30,	2003	2002	2001

Net Sales:
United States
(including Puerto Rico)	$182,685	$165,648	$167,399
Canada	17,881	16,122	12,548

Total	$200,566	$181,770	$179,947

(in thousands)

November 30,	2003	2002	2001

Total Assets:
United States	$116,298	$108,492	$107,647
Canada	15,666	15,360	11,496

Total	$131,964	$123,852	$119,143

Note 13: Commitments and Contingencies

Total minimum rentals under noncancelable operating leases for distribution warehouse space and equipment at November 30, 2003 are as follows:
(in thousands)

November 30,

2004	$1,584
2005	872
2006	240
2007	54
2008	29

Total	$2,779

Total rent expense charged to operations amounted to approximately $1,308,000 $1,190,000, and $991,000 for the years ended November 30, 2003, 2002 and 2001, respectively.

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

Note 14:  Certain Relationships and Related Transactions

Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal, which billed the Company an aggregate of $647,770, $720,880 and $412,069 for legal services provided to the Company for the fiscal years ended November 30, 2003, 2002 and 2001 respectively.

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

Note 15: Guarantors' Financial Information

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
For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$160,616	$164,139	$20,105	$(144,294)	$200,566
Cost of sales	132,513	96,955	14,670	(144,205)	99,933

Gross profit	28,103	67,184	5,435	(89)	100,633
Selling, general and
administrative	29,719	27,463	3,739	110	61,031

Operating (loss) income	(1,616)	39,721	1,696	(199)	39,602
Other income (expense)	7,266	49	(370)	(21,923)	(14,978)

Income (loss) before
taxes on income	5,650	39,770	1,326	(22,122)	24,624
Taxes on income	(7,382)	14,564	517	(6)	7,693

Net income (loss)	13,032	25,206	809	(22,116)	16,931
Less: Preferred dividends	(11,564)	-	-	-	(11,564)

Net income (loss)
available to common
shareholders	$1,468	$25,206	$809	$(22,116)	$5,367

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$148,285	$149,013	$17,374	$(132,902)	$181,770
Cost of sales	121,772	87,820	12,394	(130,961)	91,025

Gross profit	26,513	61,193	4,980	(1,941)	90,745
Selling, general and
administrative	28,334	22,114	3,202	110	53,760
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(1,821)	36,029	1,778	(2,051)	33,935
Other income (expense)	27,610	(21)	(432)	(42,005)	(14,848)

Income (loss) before
taxes on income	25,789	36,008	1,346	(44,056)	19,087
Taxes on income	(6,764)	13,540	550	(6)	7,320

Net income (loss)	32,553	22,468	796	(44,050)	11,767
Less: Preferred dividends	(10,683)	-	-	-	(10,683)

Net income (loss)
available to common
shareholders	$21,870	$22,468	$796	$(44,050)	$1,084

For the Year Ended November 30, 2001

(in thousands)

		Guarantor	Non-Guarantor			Total
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Net sales	$149,517	$142,364	$12,548		$(124,482)	$179,947
Cost of sales	118,860	87,059	9,385		(126,501)	88,803

Gross profit	30,657	55,305	3,163		2,019	91,144
Selling, general and administrative	31,687	21,991	2,269		110	56,057

Operating (loss) income	(1,030)	33,314	894		1,909	35,087
Other income (expense)	44,713	(5)	(234)		(64,650)	(20,176)

Income (loss) before taxes on income	43,683	33,309	660		(62,741)	14,911
Taxes on income	(7,332)	12,611	294		(6)	5,567

Net income (loss)	51,015	20,698	366		(62,735)	9,344
Less: Preferred dividends	(9,870)	-	-		-	(9,870)

Net income (loss) available to
common shareholders	$41,145	$20,698	$366	$	$(62,735)	$(526)

November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,212	$218	$272	$-	$1,702
Accounts receivable, net	33,724	20,245	6,115	(21,213)	38,871
Inventories	19,811	10,143	3,314	(11,296)	21,972
Other current assets	3,799	1,463	141	-	5,403

Total current assets	58,546	32,069	9,842	(32,509)	67,948
Property and equipment	11,001	61,941	3,567	(376)	76,133
Less accumulated depreciation	3,861	30,273	1,139	(282)	34,991

Net property and equipment	7,140	31,668	2,428	(94)	41,142
Other assets	80,578	123	7,524	(65,351)	22,874

Total assets	$146,264	$63,860	$19,794	$(97,954)	$131,964

Current liabilities	$34,161	$16,320	$10,290	$(21,213)	$39,558
Other liabilities	147,504	-	2,334	(1,988)	147,850

Total liabilities	181,665	16,320	12,624	(23,201)	187,408
Total stockholders'
(deficit) equity	(35,401)	47,540	7,170	(74,753)	(55,444)

Total liabilities and stockholders'
(deficit) equity	$146,264	$63,860	$19,794	$(97,954)	$131,964

November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Total stockholders'
(deficit) equity	(49,891)	45,208	3,897	(74,365)	(75,151)

Total liabilities and stockholders'
equity (deficit)	$139,939	$60,456	$15,359	$(91,902)	$123,852

For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$12,074	$3,351	$682	$(37)	$16,070

Cash flows used in investing
activities:
Capital expenditures	(114)	(2931)	(133)	-	(3,178)

Net cash used in investing
activities	(114)	(2931)	(133)	-	(3,178)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	71,550	-	-	-	71,550
Principal payments on long term debt	(84,380)	-	(287)	37	(84,630)
Proceeds from exercise of stock option	424	-	-	-	424
Proceeds from sale of common stock through
Employee Stock Purchase Plan	245	-	-	-	245

Net cash (used in) provided
by financing activities	(12,161)	-	(287)	37	(12,411)

Net (decrease) increase in cash	(201)	420	262	-	481
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$1,212	$218	$272	$-	$1,702

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$17,322	$2,702	$(517)	$(40)	$19,467

Cash flows used in investing
activities:
Capital expenditures	(18)	(2,363)	(113)	-	(2,494)
Purchase of assets through
Acquisition, net of cash acquired	(2,428)	-	-	-	(2,428)
Purchase of goodwill
through acquisition	(4,450)	-	-	-	(4,450)

Net cash used in investing
activities	(6,896)	(2,363)	(113)	-	(9,372)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	50,300	-	-	-	50,300
Proceeds from bank debt for acquisition	7,000	-	-	-	7,000
Principal payments on long term debt	(67,815)	-	(25)	25	(67,815)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	361	-	-	-	361

Net cash (used in) provided
by financing activities	(10,154)	-	(25)	25	(10,154)

Net (decrease) increase in cash	272	339	(655)	(15)	(59)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$1,413	$(202)	$19	$(9)	$1,221

For the Year Ended November 30, 2001

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$15,294	$1,281	$1,443	$(25)	$17,993

Cash flows used in investing
activities:
Capital expenditures	(264)	(2,512)	(20)	-	(2,796)
License-lighting technology	(3,220)	-	-	-	(3,220)
Purchase of assets through
acquisition	-	-	(1,889)	-	(1,889)
Purchase of goodwill
through acquisition	-	-	(3,965)	-	(3,965)

Net cash used in investing
activities	(3,484)	(2,512)	(5,874)	-	(11,870)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	36,800	-	-	-	36,800
Proceeds from bank debt for acquisition	-	-	5,900	-	5,900
Principal payments on long term debt	(51,715)	-	(831)	31	(52,515)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	155	-	-	-	155

Net cash (used in) provided
by financing activities	(14,760)	-	5,069	31	(9,660)

Net (decrease) increase in cash	(2,950)	(1,231)	638	6	(3,537)
Cash at beginning of year	4,091	690	36	-	4,817

Cash at end of year	$1,141	$(541)	$674	$6	$1,280

Note 16: Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2003 and 2002 is as follows:
(in thousands except per share amounts)

2003 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$43,523	$49,981	$52,033	$55,029	$200,566
Gross Profit	21,405	25,449	26,114	27,665	100,663
Net (Loss) Income
Available to Common
Shareholders	13	1,437	1,628	2,290	5,367

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$.01	$.57	$.64	$.89	$2.11

(in thousands except per share amounts)

2002 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$41,406	$46,376	$45,520	$48,468	$181,770
Gross Profit	20,339	23,822	22,546	24,038	90,745
Net (Loss) Income
Available to Common
Shareholders	(2,550)	1,516	1,349	770	1,084

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$(1.02)	$.61	$.53	$.30	$.43

*Due to rounding differences, the totals for the fiscal years ended November 30, 2003 and 2002 may not equal the sum of the respective items for the four quarters then ended.

Return to Index

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                DISCLOSURE

  None.

ITEM 9A. CONTROLS AND PROCEDURES

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

CODE OF ETHICS

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K. This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is publicly available on our website at www.junolighting.com. If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within five days of such amendment or waiver.

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

Mr. Froy is a partner of the law firm of Sonnenschein Nath & Rosenthal, LLP which provided legal services to the Company in fiscal 2003.

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

INDEBTEDNESS OF MANAGEMENT

In connection with the purchase by Mr. Bilbrough, Juno's President and Chief Executive Officer, of shares of the Company's common stock, the Company made a loan to him in the principal amount of $199,968.33. All of the proceeds of this loan were used to pay a portion of the purchase price of the shares. Subject to certain terms and conditions, Mr. Bilbrough will not owe any interest on this debt on or before May 22, 2010 and will owe 18% per annum thereafter on any remaining balance. As of November 30, 2003, the outstanding balance of Mr. Bilbrough's debt was $199,968.33.

ITEM 14. PRINCIPAL ACOUNTANT FEES AND SERVICES

The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K
15	(a)	(1).	Financial Statements - Appear as part of Item 8 of this Form 10-K.
Supplementary Data
The supplementary data required by Item 302 of Regulation S-K is contained on page 34 of this Annual Report on Form 10-K
Report of Independent Auditors.

The Report of the Company's Independent Auditors, PricewaterhouseCoopers LLP, dated January 9, 2004, on the consolidated financial statements as of and for the fiscal years ended November 30, 2003, November 30, 2002, and November 30, 2001, is filed as a part of this Annual Report on Form 10-K on page 15.

15	(a)	(2).	Financial Statement Schedule:
The following financial statement schedule is submitted in response to this Item 15(a) 2 on page 41 of this Annual Report on Form 10-K.
Schedule II - Valuation and Qualifying Accounts and Reserves.
Report of Independent Auditors Relating to Schedule.

The Report of the Company's Independent Auditors, PricewaterhouseCoopers LLP, on the financial statement Schedule, insofar as the information therein relates to November 30, 2003 and November 30, 2002 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K on page 37.

Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors
of Juno Lighting, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 9, 2004, appearing in the 2003 Annual Report to Shareholders of Juno Lighting, Inc. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 9, 2004

15	(a)	(3).	Exhibits
			(i)			The following exhibits are filed herewith:
				11.1		Computations of Net Income Per Common Share.
				21.1		Subsidiaries of the Registrant.
				23.1		Consent of PricewaterhouseCoopers LLP.
				31.1		Rule 13a-14(a) certification of Chief Executive Officer
				31.2		Rule 13a-14(a) certification of Chief Financial Officer
				32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.
				32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.
			(ii)			The following exhibits are incorporated herein by reference or have been previously reported:
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

				10.6		Juno Lighting, Inc. 2003 Incentive Plan, attached as Annex A to the proxy statement on Schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on May 13, 2003.
10.7

Juno Lighting, Inc. 1996 Employee Stock Purchase Plan, attached as Annex B to the proxy statement on schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on April 23, 2002.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2004.
JUNO LIGHTING, INC.
/s/ T. Tracy Bilbrough

	By:	T. Tracy Bilbrough
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ T. Tracy Bilbrough	Director, Chief Executive Officer	February 25, 2004

T. Tracy Bilbrough

Executive Vice President, Chief Financial
/s/ George J. Bilek	Officer, Secretary and Treasurer	February 25, 2004

George J. Bilek

/s/ Robert Jaunich, II	Director, Chairman of The Board	February 25, 2004

Robert Jaunich, II

/s/ Mark N. Williamson	Director	February 25, 2004

Mark N. Williamson

/s/ Daniel DalleMolle	Director	February 25, 2004

Daniel DalleMolle

/s/ Michael M. Froy	Director	February 25, 2004

Michael M. Froy

/s/ Edward LeBlanc	Director	February 25, 2004

Edward LeBlanc

JUNO LIGHTING, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Column A	Column B	Column C	Column D	Column E	Column F

	Balance at	Charged to		Other charges	Balance at
	beginning	costs and	Deductions	add (deduct)	end of
Description	of period	expenses	describe (a)	describe(b)	period

Deducted from assets to
which they apply:
Allowance for doubtful accounts:
Year ended
November 30, 2003	$926	$149	$99	$14	$990
Year ended
November 30, 2002	977	4	55	-	926
Year ended
November 30, 2001	1,151	76	251	1	977

NOTE:
(a)			Write off of bad debts, less recoveries.
(b)	Foreign currency translation.

(in thousands)
Column A	Column B	Column C	Column D	Column E	Column F

	Balance at	Charged to		Other charges	Balance at
	beginning	costs and	Deductions	add (deduct)	end of
Description	of period	expenses	describe (a)	describe	period

Deducted from assets to
which they apply:
Reserve for Obsolescence:
Year ended
November 30, 2003	$748	$301	$283	$-	$766
Year ended
November 30, 2002	670	710	632	-	748
Year ended
November 30, 2001	518	389	237	-	670

NOTE:
(a)			Write off of obsolete inventory

		EXHIBIT INDEX
Exhibit Number		Page
The following exhibits are filed herewith:
11.1	Computations of Net Income Per Common Share.	44
21.1	Subsidiaries of the Registrant.	45
23.1	Consent of PricewaterhouseCoopers LLP.	46
31.1	Rule 13a-14(a) certification of Chief Executive Officer	47
31.2	Rule 13a-14(a) certification of Chief Financial Officer	48
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.	49
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.	50
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

10.1	Juno Lighting, Inc. 1993 Stock Option Plan, as amended, filed as Exhibit 10.1 to the Company's quarterly report on Form 10-Q (SEC File No. 0-11631) for the quarter ended May 31, 1994. Page 42
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

10.6	Juno Lighting, Inc. 2003 Incentive Plan, attached as Annex A to the proxy statement on Schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on May 13, 2003.
10.7

Juno Lighting, Inc. 1996 Employee Stock Purchase Plan, attached as Annex B to the proxy statement on schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on April 23, 2002.

16.1	The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992(SEC File No. 0-11631). Page 43

Exhibit 11.1

JUNO LIGHTING, INC. AND SUBSIDIARIES

COMPUTATIONS OF NET INCOME (LOSS) PER COMMON SHARE

	2003	2002	2001

Average number of common shares
outstanding during the year	2,545,298	2,513,785	2,481,928

Common equivalents: Shares issuable under
outstanding options	-	-	-

Shares which could have been purchased
based on the average market value for the period	-	-	-

Shares for the portion of the period that the
options were outstanding	-	-	-

Average number of common and common
equivalent shares outstanding during the year	2,545,298	2,513,785	2,481,928

NET INCOME (LOSS) available
to common shareholders	$5,367,221	$1,084,178	$(525,900)

NET INCOME (LOSS) PER COMMON
SHARE (Basic and Diluted)	$2.11	$.43	$(.21)

Exhibit 21.1

SUBSIDIARIES OF JUNO LIGHTING, INC.
State or Jurisdiction
Name of Subsidiary	of Incorporation

Juno Manufacturing, Inc.	Illinois
Indy Lighting, Inc.	Indiana
Juno Lighting, Ltd.	Canada
Alfa Lighting, Inc.	California

Exhibit 23.1

Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-93659) of Juno Lighting, Inc. of our report dated January 9, 2004 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated January 9, 2004 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 25, 2004

Exhibit 31.1

CERTIFICATION

I, T. Tracy Bilbrough, certify that:

1. I have reviewed this annual report on Form 10-K of Juno Lighting, Inc., a Delaware corporation;

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

Dated: February 25, 2004

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, George J. Bilek, certify that:

1. I have reviewed this annual report on Form 10-K of Juno Lighting, Inc., a Delaware corporation;

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

Dated: February 25, 2004

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission on February 25, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 25, 2004

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, George J. Bilek, Vice President, Finance of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission on February 25, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 25, 2004

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer

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

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Valuation and Qualifying Accounts for the three years ended November 30, 2001

Signatures

Certifications

Exhibit 11.1

Exhibit 21.1

Exhibit 23.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Back to top