Form 10-K/A
period 2003-11-30
JUNO LIGHTING INC
filed 2004-04-14
CIK 723888

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

DOCUMENTS INCORPORATED BY REFERENCE

EXPLANATORY NOTE

Juno Lighting, Inc. (the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended November 30, 2003, originally filed February 26, 2004 (the "Form 10-K"), principally to amend specific items of the Form 10-K to reflect a revision in legal proceedings and the change in classification of the Company's Series A and B preferred stock outside of permanent equity in the Company's financial statements as the redemption of such preferred stock is outside of the Company's control, which was previously classified as permanent equity, in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities." See Note 16 to the consolidated financial statements. In addition the Company has enhanced certain previously included disclosures within the summary of significant accounting policies, series A and B preferred stock and guarantors' financial information footnotes (see Notes 1, 11 and 15 respectively). The changes in classification had no effect on the Company's net income, earnings per share or cash flows. This Amendment No. 1 amends only portions of the Form 10-K; the remainder of the Form 10-K is unchanged and is not reproduced in this Amendment No. 1. This Amendment No.1 does not reflect events occurring after the original filing of the Form 10-K.

This Amendment No. 1 contains changes to the following disclosures:

   -   Part I - Item 3. Legal Proceedings
   -   Part II - Item 6. Selected Financial Data
   -   Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
   -   Part II - Item 8. Financial Statement and Supplementary Data
   -   Part IV - Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

PART I

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

On or about May 17, 2002, Juno filed a Complaint against U.S. Industries, Inc. in the Superior Court of the State of Delaware in and for New Castle County and issued written discovery to U.S. Industries. In the Complaint, Juno alleged that U.S. Industries breached an exclusivity agreement with Juno related to a proposed acquisition, by engaging in negotiations with another company, Hubbell Incorporated, during an exclusivity period with Juno. The Complaint sought damages of $8,500,000 based on a liquidated damages provision contained in the exclusivity agreement to cover expenses incurred and additional losses by Juno, as well as attorneys' fees and costs. U.S. Industries has answered the Complaint and denied liability. After performing discovery, the parties filed a stipulation of dismissal.

PART II

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(in thousands except per share amounts)

Year ended November 30,	2003	2002	2001	2000	1999

Net Sales	$200,566	$181,770	$179,947	$173,988	$167,458
Gross Profit	100,633	90,745	91,144	85,565	83,526
Net Income	16,931	11,767	9,344	7,381	18,022
Net Income (Loss) Available to
Common Shareholders	5,367	1,084	(526)	(1,717)	13,740
Net Income (Loss)
Per Common Share
Basic	2.11	.43	(.21)	(.71)	1.23
Diluted	2.11	.43	(.21)	(.71)	1.23
Cash Dividends Per Common Share	-	-	-	-	.20
Total Assets	131,964	123,852	119,143	117,434	130,634
Long - Term Debt	144,734	155,626	167,742	182,665	206,793
Redeemable Preferred Stock	151,847	140,283	129,600	119,730	110,282
Stockholders' Deficit (Restated(3))	(207,291)	(215,434)	(217,150)	(216,498)	(214,439)
Working Capital (1)	28,390	20,878	20,217	30,094	42,722
Current Ratio (2)	1.7 to 1	1.5 to 1	1.6 to 1	2.0 to 1	2.6 to 1

(1)   Defined as total Current Assets minus total Current Liabilities.
(2)   Defined as total Current Assets divided by total Current Liabilities.
(3)   The Company has restated its financial statements to change the classification of Series A and B preferred stock, which had previously been classified as part of permanent equity. The change in classification only affected the balance sheet classification of the preferred stock and had no effect on net income, earnings per share or cash flows. See Note 16 in Notes to Consolidated Financial Statements.

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

The Company has 1,060,000 shares of Series A preferred stock and 3,500 of Series B preferred stock outstanding. Holders of the preferred stock are entitled to receive cumulative quarterly dividends, whether or not declared by the Company's board of directors, in an amount equal to the greater of (1) dividends which would have been payable to the holders of Series A or Series B, as the case may be, in such quarter had they converted their preferred stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or (2) the stated amount then in effect multiplied by 2%. Until June 30, 2004, with respect to the Series A preferred stock and November 30, 2005, with respect to the Series B preferred stock, such dividends are payable by an increase in the stated amount of such stock. After such dates such dividends are required to be paid in cash until redemption or conversion. The preferred stock is convertible into shares of the Company's common stock at a rate of $26.25 per share; entitles the holder to one vote for each whole share of common stock that would be issuable to such holder upon the conversion; and provides the holder with preferences to common stockholders in the event of liquidation, dissolution, winding up or sale of the Company. The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A Preferred Stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B Preferred Stock at stated value, plus accrued but unpaid dividends. The preferred stock is not classified as permanent equity in the Company's financial statements as redemption thereof is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic D-98 "Classification and

Measurement of Redeemable Securities."

As of November 30, 2003 Fremont Investors held 1,060,000 shares of Series A and approximately 600,000 shares of Common Stock.

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

As discussed in Note 16 to the consolidated financial statements, the Company has restated its consolidated balance sheets at November 30, 2003 and 2002 and its consolidated statements of stockholders' deficit for the three years ended November 30, 2003, to reflect a change in the classification of preferred stock.

As disclosed in Note 1 to the financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on December 1, 2001.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 9, 2004, except Note 16, as to which the date is April 14, 2004

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share amounts)

Year ended November 30,	2003	2002	2001

Net sales	$200,566	$181,770	$179,947
Cost of sales	99,933	91,025	88,803

Gross profit	100,633	90,745	91,144
Selling, general and administrative	61,031	53,760	56,057
Costs of terminated acquisition	-	3,050	-

Operating income	39,602	33,935	35,087

Other (expense) income:
Interest expense	(15,605)	(16,907)	(19,930)
Interest and dividend income	49	17	158
Realized gain on interest rate swap	-	1,549	-
Miscellaneous	578	493	(404)

Total other (expense)	(14,978)	(14,848)	(20,176)

Income before taxes on income	24,624	19,087	14,911
Taxes on income	7,693	7,320	5,567

Net income	16,931	11,767	9,344
Less: Preferred dividends	11,564	10,683	9,870

Net income (loss) available to common shareholders	$5,367	$1,084	$(526)

Net income (loss) per common share (Basic and diluted)	$2.11	$.43	$(.21)

Weighted average number of shares outstanding - Basic	2,545,298	2,513,875	2,481,928

Weighted average number of shares outstanding - Diluted	2,545,298	2,513,875	2,481,928

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30,	2003	2002
	Restated	Restated
	(Note 16)	(Note 16)

Assets
Current:
Cash	$1,702	$1,221
Accounts receivable, less allowance for doubtful accounts of $990
and $926	38,871	32,225
Inventories, net	21,972	22,870
Prepaid expenses and miscellaneous	5,403	4,724

Total current assets	67,948	61,040

Property and equipment:
Land	7,381	7,267
Building and improvements	33,898	33,376
Tools and dies	13,464	12,116
Machinery and equipment	8,477	7,690
Computer equipment	9,267	8,963
Office furniture and equipment	3,646	3,213

	76,133	72,625
Less accumulated depreciation	(34,991)	(30,619)

Net property and equipment	41,142	42,006

Other assets:
Goodwill	15,249	11,766
Deferred financing costs, net of accumulated amortization of $5,728
and $4,426	4,615	5,917
Miscellaneous	3,010	3,123

Total other assets	22,874	20,806

Total assets	$131,964	$123,852

CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30,	2003	2002
	Restated	Restated
	(Note 16)	(Note 16)

Liabilities
Current:
Accounts payable	$12,258	$10,960
Accrued liabilities	18,681	18,471
Short term borrowings	5,700	6,050
Current maturities of long-term debt	2,919	4,681

Total current liabilities	39,558	40,162

Long-term debt, less current maturities	144,734	155,626

Deferred income taxes payable	3,116	3,215

Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value, $100 stated value, 5,000,000 shares
authorized and 1,063,500 shares issued.	151,847	140,283
Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,582,939 and 2,529,534	3	2
Paid-in capital	1,726	1,035
Accumulated other comprehensive income (loss)	1,312	(772)
Shareholder note receivable	(200)	(200)
Accumulated deficit	(210,132)	(215,499)

Total stockholders' deficit	(207,291)	(215,434)

Total liabilities, redeemable preferred stock and stockholders' deficit	$131,964	$123,852

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands)

Years ended November 30, 2001, 2002 and 2003 Restated (Note 16)

	Common Stock		Accumulated		Retained
			Other	Shareholder	Earnings/
	Amount	Paid-In Capital	Comprehensive	Note	(Accumulated	Total
	$.001 PAR		Income (Loss)	Receivable	Deficit)

Balance, November 30, 2000	$2	$319	$(762)	$-	$(216,057)	$(216,498)

Comprehensive income:
Net income for 2001	-	-	-	-	9,344	9,344
Loss on foreign currency translation	-	-	(281)	-	-	(281)

Comprehensive income	-	-	-	-	-	9,063

Issuance of shareholder note receivable	-	-	-	(200)	-	(200)
Purchase of common stock and exercise of
stock options	-	355	-	-	-	355
Preferred stock dividend	-	-	-	-	(9,870)	(9,870)

Balance, November 30, 2001	2	674	(1,043)	(200)	(216,583)	(217,150)

Comprehensive income:
Net income for 2002	-	-	-	-	11,767	11,767
Gain on foreign currency translation	-	-	271	-	-	271

Comprehensive income	-	-	-	-	-	12,038

Purchase of common stock	-	361	-	-	-	361
Preferred stock dividend	-	-	-	-	(10,683)	(10,683)

Balance, November 30, 2002	2	1,035	(772)	(200)	(215,499)	(215,434)

Comprehensive income:
Net income for 2003	-	-	-	-	16,931	16,931
Gain on foreign currency translation	-	-	2,084	-	-	2,084

Comprehensive income	-	-	-	-	-	19,015

Purchase of common stock and exercise of
stock options	1	691	-	-	-	692
Preferred stock dividend	-	-	-	-	(11,564)	(11,564)

Balance, November 30, 2003	$3	$1,726	$1,312	$(200)	$(210,132)	$(207,291)

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

Year ended November 30,	2003	2002	2001

Net income	$16,931	$11,767	$9,344
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,935	6,514	6,068
Unrealized (gain) loss on interest rate swap	(422)	(418)	472
Increase(decrease) in allowance for doubtful accounts	64	(51)	(174)
Deferred income taxes	270	962	78
Deferred compensation	-	36	72
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,710)	(1,297)	(3,192)
Decrease in inventories	898	271	4,613
(Increase) in prepaid expenses	(1,077)	(185)	(206)
(Increase) decrease in other assets	(1,798)	243	(113)
Increase (decrease) in accounts payable	1,298	2,134	(790)
Increase (decrease) in accrued liabilities	681	(509)	1,821

Net cash provided by operating activities	16,070	19,467	17,993

Cash flows used in investing activities:
Capital expenditures	(3,178)	(2,494)	(2,796)
License - lighting technology	-	-	(3,220)
Acquisition of subsidiary, net of Cash acquired	-	(6,878)	(5,854)

Net cash used in investing activities	(3,178)	(9,372)	(11,870)

Cash flows used in financing activities:
Principal payments on long-term debt and bank debt	(84,630)	(67,815)	(52,515)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	245	361	155
Proceeds from bank debt	71,550	50,300	36,800
Proceeds from bank debt for acquisition	-	7,000	5,900
Proceeds from exercise of stock options	424	-	-

Net cash used in financing activities	(12,411)	(10,154)	(9,660)

Net increase (decrease) in cash	481	(59)	(3,537)
Cash at beginning of year	1,221	1,280	4,817

Cash at end of year	$1,702	$1,221	$1,280

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,733	$16,814	$20,542
Income taxes	$9,254	$5,692	$4,641

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

Stockholders' Deficit Stockholders' deficit reflects common stock, additional paid-in capital, retained earnings (accumulated deficit), accumulated other comprehensive income (loss) related to foreign currency translation and shareholders notes. The Series A and B preferred stock are not classified as permanent equity in the accompanying balance sheets as redemption thereof is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic D-98 "Classification and Measurement of Redeemable Securities."

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

As of November 30, 2003 Fremont Investors held 1,060,000 shares of Series A and approximately 600,000 shares of Common Stock.

The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A Preferred Stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B Preferred Stock at stated value, plus accrued but unpaid dividends. The change in the carrying balance of the preferred stock is due to the accrual for dividends payable in kind aggregating approximately $11,564,000, $10,683,000, and $9,870,000 for the years ending November 30, 2003, 2002 and 2001, respectively.

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

For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$160,616	$164,139	$20,105	$(144,294)	$200,566
Cost of sales	132,513	96,955	14,670	(144,205)	99,933

Gross profit	28,103	67,184	5,435	(89)	100,633
Selling, general and
administrative	29,719	27,463	3,739	110	61,031

Operating (loss) income	(1,616)	39,721	1,696	(199)	39,602
Other income (expense)	7,266	49	(370)	(21,923)	(14,978)

Income (loss) before
taxes on income	5,650	39,770	1,326	(22,122)	24,624
Taxes on income	(7,382)	14,564	517	(6)	7,693

Net income (loss)	13,032	25,206	809	(22,116)	16,931
Less: Preferred dividends	(11,564)	-	-	-	(11,564)

Net income (loss)
available to common
shareholders	$1,468	$25,206	$809	$(22,116)	$5,367

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$148,285	$149,013	$17,374	$(132,902)	$181,770
Cost of sales	121,772	87,820	12,394	(130,961)	91,025

Gross profit	26,513	61,193	4,980	(1,941)	90,745
Selling, general and
administrative	28,334	22,114	3,202	110	53,760
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(1,821)	36,029	1,778	(2,051)	33,935
Other income (expense)	27,610	(21)	(432)	(42,005)	(14,848)

Income (loss) before
taxes on income	25,789	36,008	1,346	(44,056)	19,087
Taxes on income	(6,764)	13,540	550	(6)	7,320

Net income (loss)	32,553	22,468	796	(44,050)	11,767
Less: Preferred dividends	(10,683)	-	-	-	(10,683)

Net income (loss)
available to common
shareholders	$21,870	$22,468	$796	$(44,050)	$1,084

For the Year Ended November 30, 2001

(in thousands)

		Guarantor	Non-Guarantor			Total
	Parent	Subsidiaries	Subsidiaries	Eliminations		Consolidated

Net sales	$149,517	$142,364	$12,548		$(124,482)	$179,947
Cost of sales	118,860	87,059	9,385		(126,501)	88,803

Gross profit	30,657	55,305	3,163		2,019	91,144
Selling, general and administrative	31,687	21,991	2,269		110	56,057

Operating (loss) income	(1,030)	33,314	894		1,909	35,087
Other income (expense)	44,713	(5)	(234)		(64,650)	(20,176)

Income (loss) before taxes on income	43,683	33,309	660		(62,741)	14,911
Taxes on income	(7,332)	12,611	294		(6)	5,567

Net income (loss)	51,015	20,698	366		(62,735)	9,344
Less: Preferred dividends	(9,870)	-	-		-	(9,870)

Net income (loss) available to
common shareholders	$41,145	$20,698	$366	$	$(62,735)	$(526)

November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,212	$218	$272	$-	$1,702
Accounts receivable, net	33,724	20,245	6,115	(21,213)	38,871
Inventories	19,811	10,143	3,314	(11,296)	21,972
Other current assets	3,799	1,463	141	-	5,403

Total current assets	58,546	32,069	9,842	(32,509)	67,948
Property and equipment	11,001	61,941	3,567	(376)	76,133
Less accumulated depreciation	3,861	30,273	1,139	(282)	34,991

Net property and equipment	7,140	31,668	2,428	(94)	41,142
Other assets	80,578	123	7,524	(65,351)	22,874

Total assets	$146,264	$63,860	$19,794	$(97,954)	$131,964

Current liabilities	$34,161	$16,320	$10,290	$(21,213)	$39,558
Other liabilities	147,504	-	2,334	(1,988)	147,850

Total liabilities	181,665	16,320	12,624	(23,201)	187,408
Redeemable preferred stock	151,847	-	-	-	151,847
Total stockholders'
(deficit) equity	(187,248)	47,540	7,170	(74,753)	(207,291)

Total liabilities, redeemable
preferred stock and
stockholders' (deficit) equity	$146,264	$63,860	$19,794	$(97,954)	$131,964

November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,413	$(202)	$10	$-	$1,221
Accounts receivable, net	28,600	14,769	4,373	(15,517)	32,225
Inventories	19,786	11,353	2,840	(11,109)	22,870
Other current assets	2,922	1,720	82	-	4,724

Total current assets	52,721	27,640	7,305	(26,626)	61,040
Property and equipment	10,888	59,241	2,873	(377)	72,625
Less accumulated depreciation	3,582	26,538	778	(279)	30,619

Net property and equipment	7,306	32,703	2,095	(98)	42,006
Other assets	79,912	113	5,959	(65,178)	20,806

Total assets	$139,939	$60,456	$15,359	$(91,902)	$123,852

Current liabilities	$31,217	$15,248	$9,214	$(15,517)	$40,162
Other liabilities	158,613	-	2,248	(2,020)	158,841

Total liabilities	189,830	15,248	11,462	(17,537)	199,003
Redeemable preferred stock	140,283	-	-	-	140,283
Total stockholders'
(deficit) equity	(190,174)	45,208	3,897	(74,365)	(215,434)

Total liabilities, redeemable
preferred stock and
stockholders' (deficit) equity	$139,939	$60,456	$15,359	$(91,902)	$123,852

For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$12,074	$3,351	$682	$(37)	$16,070

Cash flows used in investing
activities:
Capital expenditures	(114)	(2931)	(133)	-	(3,178)

Net cash used in investing
activities	(114)	(2931)	(133)	-	(3,178)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	71,550	-	-	-	71,550
Principal payments on long term debt	(84,380)	-	(287)	37	(84,630)
Proceeds from exercise of stock option	424	-	-	-	424
Proceeds from sale of common stock through
Employee Stock Purchase Plan	245	-	-	-	245

Net cash (used in) provided
by financing activities	(12,161)	-	(287)	37	(12,411)

Net (decrease) increase in cash	(201)	420	262	-	481
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$1,212	$218	$272	$-	$1,702

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$17,322	$2,702	$(517)	$(40)	$19,467

Cash flows used in investing
activities:
Capital expenditures	(18)	(2,363)	(113)	-	(2,494)
Purchase of assets through
Acquisition, net of cash acquired	(2,428)	-	-	-	(2,428)
Purchase of goodwill
through acquisition	(4,450)	-	-	-	(4,450)

Net cash used in investing
activities	(6,896)	(2,363)	(113)	-	(9,372)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	50,300	-	-	-	50,300
Proceeds from bank debt for acquisition	7,000	-	-	-	7,000
Principal payments on long term debt	(67,815)	-	(25)	25	(67,815)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	361	-	-	-	361

Net cash (used in) provided
by financing activities	(10,154)	-	(25)	25	(10,154)

Net (decrease) increase in cash	272	339	(655)	(15)	(59)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$1,413	$(202)	$19	$(9)	$1,221

For the Year Ended November 30, 2001

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$15,294	$1,281	$1,443	$(25)	$17,993

Cash flows used in investing
activities:
Capital expenditures	(264)	(2,512)	(20)	-	(2,796)
License-lighting technology	(3,220)	-	-	-	(3,220)
Purchase of assets through
acquisition	-	-	(1,889)	-	(1,889)
Purchase of goodwill
through acquisition	-	-	(3,965)	-	(3,965)

Net cash used in investing
activities	(3,484)	(2,512)	(5,874)	-	(11,870)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	36,800	-	-	-	36,800
Proceeds from bank debt for acquisition	-	-	5,900	-	5,900
Principal payments on long term debt	(51,715)	-	(831)	31	(52,515)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	155	-	-	-	155

Net cash (used in) provided
by financing activities	(14,760)	-	5,069	31	(9,660)

Net (decrease) increase in cash	(2,950)	(1,231)	638	6	(3,537)
Cash at beginning of year	4,091	690	36	-	4,817

Cash at end of year	$1,141	$(541)	$674	$6	$1,280

Note 16: Change in Classification of Series A and B Preferred Stock

The Company has restated its consolidated balance sheets and statements of stockholders' deficit for all periods presented to change the classification of the Series A and B preferred stock, which were previously classified as permanent equity. The restatement reflects the change in classification of the Company's Series A and B preferred stock outside of permanent equity in the Company's consolidated balance sheets as redemption thereof is outside of the Company's control in accordance with the guidance of Emerging Issues Task Force Topic No. D-98 "Classification and Measurement of Redeemable Securities." The Company has also included amended disclosures related to preferred stock (See Notes 1 and 11) and has made appropriate reclassification in the guarantors' financial information (See Note 15). The changes in classification had no effect on the Company's previously reported net income, earnings per share or cash flows. The table below summarizes the effect of the change in classification.

	As Reported	As Restated

At November 30, 2003:
Redeemable Preferred Stock		$151,847
Stockholders' Deficit	$(55,444)	$(207,291)

At November 30, 2002:
Redeemable Preferred Stock		$140,283
Stockholders' Deficit	$(75,151)	$(215,434)

At November 30, 2001:
Redeemable Preferred Stock		$129,600
Stockholders' Deficit	$(87,550)	$(217,150)

Note 17: Selected Quarterly Financial Data (Unaudited)

A summary of selected quarterly information for 2003 and 2002 is as follows:

(in thousands except per share amounts)

2003 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$43,523	$49,981	$52,033	$55,029	$200,566
Gross Profit	21,405	25,449	26,114	27,665	100,663
Net (Loss) Income
Available to Common
Shareholders	13	1,437	1,628	2,290	5,367

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$.01	$.57	$.64	$.89	$2.11

(in thousands except per share amounts)

2002 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$41,406	$46,376	$45,520	$48,468	$181,770
Gross Profit	20,339	23,822	22,546	24,038	90,745
Net (Loss) Income
Available to Common
Shareholders	(2,550)	1,516	1,349	770	1,084

Net (Loss) Income Per
Common Share
(Basic and Diluted)	$(1.02)	$.61	$.53	$.30	$.43

*Due to rounding differences, the totals for the fiscal years ended November 30, 2003 and 2002 may not equal the sum of the respective items for the four quarters then ended.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                 FORM 8-K

15	(a)	(1).	Financial Statements - Appear as part of Item 8 of this Form 10-K/A.

Supplementary Data

The supplementary data required by Item 302 of Regulation S-K is contained on page 29 of this Annual Report on Form 10-K/A

Report of Independent Auditors.

The Report of the Company's Independent Auditors, PricewaterhouseCoopers LLP, dated January 9, 2004, on the consolidated financial statements as of and for the fiscal years ended November 30, 2003, November 30, 2002, and November 30, 2001, is filed as a part of this Annual Report on Form 10-K/A on page 10.

15	(a)	(2).	Financial Statement Schedule:

The following financial statement schedule is submitted in response to this Item 15(a) 2 on page 35 of this Annual Report on Form 10-K/A.

Schedule II - Valuation and Qualifying Accounts and Reserves.

Report of Independent Auditors Relating to Schedule.

The Report of the Company's Independent Auditors, PricewaterhouseCoopers LLP, on the financial statement Schedule, insofar as the information therein relates to November 30, 2003 and November 30, 2002 and the fiscal years then ended, is filed as a part of this Annual Report on Form 10-K/A on page 31.

Schedules other than those noted above have been omitted because they are either inapplicable or the information is contained elsewhere in the Annual Report.

15	(a)	(3).	Exhibits

The exhibits filed with or incorporated by reference in this report are listed in the exhibit index.

15	(b)		Reports on Form 8-K

On September 22, 2003, the Company filed a Form 8-K relating to a press release announcing the Company's results for the quarter ended August 31, 2003.

On October 22, 2003, the Company filed a Form 8-K relating to a press release announcing the approval of a stock repurchase program.

Report of Independent Auditors on

Financial Statement Schedule

To the Board of Directors
of Juno Lighting, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 9, 2004, except for Note 16, as to which the date is April 14, 2004, appearing in the 2003 Annual Report to Shareholders of Juno Lighting, Inc. (which report and consolidated financial statements are incorporated in this Annual Report on Form 10-K/A) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
Chicago, Illinois
April 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on April 14, 2004.

JUNO LIGHTING, INC.

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

EXHIBIT INDEX

The exhibits listed below, are filed with or incorporated by reference in (as noted below) this annual report on Form 10-K/A.

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

Exhibit 23.1

Consent of Independent Auditors

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-93659) of Juno Lighting, Inc. of our report dated January 9, 2004, except for Note 16 (which describes a restatement of the financial statements to reflect a reclassification of preferred stock out of permanent equity), as to which the date is April 14, 2004, relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K/A. We also consent to the incorporation by reference of our report dated April 14, 2004 relating to the financial statement schedule, which appears in this Form 10-K/A.

PricewaterhouseCoopers LLP
Chicago, Illinois
April 14, 2004

CERTIFICATION

I, T. Tracy Bilbrough, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Juno Lighting, Inc., a Delaware corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Dated: April 14, 2004

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

CERTIFICATION

I, George J. Bilek, certify that:

1. I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Juno Lighting, Inc., a Delaware corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Dated: April 14, 2004

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Amendment No. 1 to the annual report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission on April 14, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: April 14, 2004

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, George J. Bilek, Vice President, Finance of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Amendment No. 1 to the annual report on Form 10-K for the year ended November 30, 2003, as filed with the Securities and Exchange Commission on April 14, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: April 14, 2004

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer