Form 10-Q
period 2004-02-29
JUNO LIGHTING INC
filed 2004-04-14
CIK 723888

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2004
OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to .

Commission file number 0-11631

JUNO LIGHTING, INC.
(Exact name of registrant as specified in its charter)

Delaware	36-2852993

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 S. Wolf Road P.0. Box 5065 Des Plaines, Illinois	60017-5065

(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:	(847) 827-9880

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule .12b-2 of the Exchange Act)

Yes         No    X

There were 2,618,439 shares of common stock outstanding as of March 31, 2004.

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 29,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash	$900	$1,702
Accounts receivable, less allowance for doubtful accounts of $1,025
and $990	36,730	38,871
Inventories	24,062	21,972
Prepaid expenses and miscellaneous	4,808	5,403

Total current assets	66,500	67,948

Property and equipment:
Land	7,362	7,381
Building and improvements	33,850	33,898
Tools and dies	13,705	13,464
Machinery and equipment	8,535	8,477
Computer equipment	9,340	9,267
Office furniture and equipment	3,702	3,646

	76,494	76,133
Less accumulated depreciation and amortization	(35,958)	(34,991)

Net property and equipment	40,536	41,142

Other assets:
Goodwill	15,095	15,249
Deferred financing costs, net of accumulated amortization of $6,053
and $5,402	4,290	4,615
Miscellaneous	2,987	3,010

Total other assets	22,372	22,874

Total assets	$129,408	$131,964

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$13,668	$12,258
Accrued liabilities	13,759	18,681
Short term borrowings	6,350	5,700
Current maturities of long-term debt	2,789	2,919

Total current liabilities	36,566	39,558

Long-term debt, less current maturities	141,957	144,734

Deferred income taxes payable	2,893	3,116

Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value; $100 stated value; 5,000,000 shares
authorized and 1,063,500 shares issued	154,884	151,847
Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,614,239 and 2,582,939	3	3
Paid-in capital	2,273	1,726
Accumulated other comprehensive income	671	1,312
Shareholder note receivable	(200)	(200)
Accumulated deficit	(209,639)	(210,132)

Total stockholders' deficit	(206,892)	(207,291)

Total liabilities, redeemable preferred stock and stockholders' deficit	$129,408	$131,964

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share amounts)
Three Months Ended

February 29,		February 28,
2004		2003

(Unaudited)		(Unaudited)

Net sales	$50,891	$43,523

Cost of sales	25,540	22,118

Gross profit	25,351	21,405

Selling, general and administrative expenses	16,265	14,182

Operating income	9,086	7,223

Other income (expense):

Interest expense	(3,630)	(4,109)

Interest and dividend income	5	3

Unrealized gain on interest rate swap	110	1,263

Miscellaneous	34	14

Total other (expense)	(3,481)	(2,829)

Income before taxes on income	5,605	4,394

Taxes on income	2,075	1,575

Net income	3,530	2,819

Less: preferred dividends	3,037	2,806

Net income available to common shareholders	$493	$13

Net income per common share (basic and diluted)	$.19	$.01

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF ACCUMULATED DEFICIT

(in thousands)
Three Months Ended
February 29, 2004

(Unaudited)

Accumulated deficit, beginning of period	$(210,132)

Preferred dividend	(3,037)

Net income, three months ended February 29, 2004	3,530

Accumulated deficit, end of period	$(209,639)

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Three Months Ended

February 29,		February 28,
2004		2003

(Unaudited)		(Unaudited)
Cash flows provided by (used in) operating activities:

Net income	$3,530	$2,819
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,373	1,434
Unrealized gain on interest rate swap	(110)	(1,263)
Deferred income taxes	(223)	354
Gain on sale of assets	-	1
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	2,141	(416)
(Increase) in inventories	(2,090)	(1,541)
Decrease in prepaid expenses and miscellaneous	705	600
(Increase) decrease in other assets	(423)	172
(Decrease) in accounts payable and accrued liabilities	(3,512)	(5,615)

Net cash provided by (used in) operating activities	1,391	(3,455)

Cash flows used in investing activities:
Capital expenditures	(461)	(1,041)

Net cash used in investing activities	(461)	(1,041)

Cash flows (used in) provided by financing activities:

Principal payments on long-term debt and bank debt	(19,079)	(15,175)
Proceeds from bank debt	16,800	19,650
Proceeds from exercise of stock options	547	-

Net cash (used in) provided by financing activities	(1,732)	4,475

Net (decrease) in cash	(802)	(21)

Cash at beginning of period	1,702	1,221

Cash at end of period	$900	$1,200

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$7,341	$8,410
Income taxes	158	774

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	(in thousands except per share amounts)
	Three Months Ended

	February 29, 2004	February 28, 2003

	(Unaudited)	(Unaudited)

Net income available to
common shareholders as reported	$493	$13

Pro Forma net income (loss)
available to common shareholders	$336	$(157)

Net income per share as
reported (Basic & diluted)	$.19	$.01

Pro Forma net income (loss)
per share (Basic & diluted)	$.13	$(.06)

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in net unrealized gains of $110,000 and $1,263,000 for the quarters ending February 29, 2004 and February 28, 2003 respectively, based on the swaps' estimated market values as of February 29, 2004 and February 28, 2003, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended February 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

FINANCIAL INFORMATION

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2003 was derived from the Company's 2003 audited consolidated financial statements. Certain amounts in the prior year's financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income

INVENTORIES

Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories are summarized as follows (Unaudited):

	(in thousands)
	February 29, 2004	November 30, 2003

Finished goods	$13,233	$11,120
Raw materials	12,321	11,969
Reserve for Obsolescence	(1,492)	(1,117)

	$24,062	$21,972

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

	(in thousands)
	February 29,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.00%	$4,947	$6,167
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
installments through November 2006, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.75%	15,395	17,103
Senior Subordinated Notes due July 2009, plus
interest at 11 7/8%, net of discount of $596
and $617, respectively	124,404	124,383

	144,746	147,653
Less current maturities	(2,789)	(2,919)

Total long-term debt	$141,957	$144,734

   The Company has a senior credit facility (the "Senior Credit Facility") with Bank Of America, N.A., Credit Suisse First Boston and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility (the "Revolving Credit Facility"). Borrowings under the Senior Credit Facility bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or a base rate plus variable applicable percentages. At February 29, 2004, the nominal interest rates for Term Loan A and Term Loan B were 3.10% and 3.85%, respectively. Term Loan A and Term Loan B are each payable in separate quarterly installments.

   The final maturity of Term Loan A is November 30, 2005 and the final maturity of Term Loan B is November 30, 2006. Amounts outstanding under the Revolving Credit Facility at February 29, 2004 and November 30, 2003 were $6,350,000 and $5,700,000 respectively. At February 29, 2004, the nominal interest rate for borrowing on the Revolving Credit Facility was 4.5%. Borrowings under the Revolving Credit Facility are due on November 30, 2005. In addition, the Company issued $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 (the "Notes") to qualified institutional buyers under a private placement offering pursuant to Rule 144A and Regulation S of the Securities Act of 1933, which notes were then exchanged for new notes registered under the Securities Act of 1933 with substantially identical economic terms, resulting in approximately $120.4 million in proceeds to the Company. Interest is payable on the Notes semi-annually on January 1 and July 1 of each year. The Notes are unsecured senior subordinated obligations of the Company, subordinated in right of payment to all existing and future senior indebtedness of the Company, including the Senior Credit Facility. Each of the aforementioned debt facilities contain restrictive covenants.

   Relating to the Senior Credit Facility and the Notes, the Company incurred approximately $3.9 million and $6.3 million of financing fees, respectively, which are being amortized over the life of the related debt.

   The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Secured Credit Agreement dated June 29, 1999 and filed as an exhibit hereto. The aggregate amounts of existing long-term debt maturing in each of the next two years are as follows: 2005 - $3,253,000; 2006 - $15,113,000.

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

Financial information by geographic area is as follows (Unaudited):

		(in thousands	)

Three months ended	February 29, 2004	February 28, 2003

Net Sales:
United States
(including Puerto Rico)	$47,141	$39,960
Canada	3,750	3,563

Total	$50,891	$43,523

	February 29, 2004	November 30, 2003

Total Assets:
United States	$113,765	$116,298
Canada	14,423	15,666

Total	$128,188	$131,964

NET INCOME PER COMMON SHARE

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options during the periods. Such weighted average number of shares outstanding is as follows (Unaudited):

	February 29, 2004	February 28, 2003

Three months ended Basic	2,600,264	2,529,534
Three months ended Diluted	2,632,152	2,529,534

COMPREHENSIVE INCOME

   As of December 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 established new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income.

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended

	February 29, 2004	February 28, 2003

	(Unaudited)	(Unaudited)
Net income	$3,530	$2,819
Foreign currency
translation adjustment	(641)	546

Comprehensive income	$2,889	$3,365

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended	Fiscal Year Ended
	February 29, 2004	November 30, 2003

	(Unaudited)	(Unaudited)
Foreign currency
translation adjustment	$671	$1,312

Accumulated other
comprehensive income	$671	$1,312

MERGER AND RECAPITALIZATION

   On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to the Merger, the holders of all the issued and outstanding shares of Juno common stock, $.01 par value per share, were entitled to receive either $25 cash or one share of Juno common stock, $.001 par value per share, for each share of common stock issued and outstanding; provided that this consideration was subject to proration, as such holders were entitled to receive an aggregate of 2,400,000 shares of Juno common stock. The Company funded this effective retirement of 16,242,527 shares of the Company's common stock with a payment to stockholders in the aggregate of approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Series A"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt"). In connection with the Merger, the Company incurred approximately $9.9 million in transaction costs and $10.3 million of deferred financing costs. Included in these costs were payments of approximately $4.9 million to Fremont Investors.

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

   Following is unaudited consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

For the Three Months Ended February 29, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$41,090	$42,486	$4,588	$(37,273)	$50,891
Cost of sales	34,108	25,248	3,287	(37,103)	25,540

Gross profit	6,982	17,238	1,301	(170)	25,351
Selling, general and
administrative	7,755	7,566	917	27	16,265

Operating (loss) income	(733)	9,672	384	(197)	9,086
Other (expense) income	(3,414)	21	(88)	-	(3,481)

(Loss) income before
taxes on income	(4,187)	9,693	296	(197)	5,605
Taxes on (loss) income	(1,630)	3,588	118	(1)	2,075

Net (loss) income	(2,557)	6,105	178	(196)	3,530
Less: Preferred dividends	(3,037)	-	-	-	(3,037)

Net (loss) income
available to common
shareholders	$(5,594)	$6,105	$178	$(196)	$493

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Three Months Ended February 28, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$36,152	$36,582	$4,017	$(33,228)	$43,523
Cost of sales	29,336	21,651	2,941	(31,810)	22,118

Gross profit	6,816	14,931	1,076	(1,418)	21,405
Selling, general and
administrative	6,901	6.407	846	28	14,182

Operating (loss) income	(85)	8,524	230	(1,446)	7,223
Other (expense) income	(2,715)	(14)	(100)	-	(2,829)

(Loss) income before
taxes on income	(2,800)	8,510	130	(1,446)	4,394
Taxes on (loss) income	(1,580)	3,107	50	(2)	1,575

Net (loss) income	(1,220)	5,403	80	(1,444)	2,819
Less: Preferred dividends	(2,806)	-	-	-	(2,806)

Net (loss) income
available to common
shareholders	$(4,026)	$5,403	$80	$(1,444)	$13

February 29, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$-	$701	$199	$-	$900
Accounts receivable, net	32,032	27,035	4,991	(27,328)	36,730
Inventories	20,477	11,611	3,464	(11,490)	24,062
Other current assets	3,444	1,241	123	-	4,808

Total current assets	55,953	40,588	8,777	(38,818)	66,500
Property and equipment	11,002	62,387	3,481	(376)	76,494
Less accumulated depreciation	3,933	31,160	1,148	(283)	35,958

Net property and equipment	7,069	31,227	2,333	(93)	40,536
Other assets	80,209	129	7,317	(65,283)	22,372

Total assets	$143,231	$71,944	$18,427	$(104,194)	$129,408

Current liabilities	$36,150	$18,299	$9,445	$(27,328)	$36,566
Other liabilities	144,492	-	2,339	(1,981)	144,850

Total liabilities	180,642	18,299	11,784	(29,309)	181,416
Redeemable preferred stock	154,884				154,884
Total stockholders'
(deficit) equity	(192,295)	53,645	6,643	(74,885)	(206,892)

Total liabilities, redeemable
preferred stock and
stockholders' equity (deficit)	$143,231	$71,944	$18,427	$(104,194)	$129,408

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,212	$218	$272	$-	$1,702
Accounts receivable, net	33,724	20,245	6,115	(21,213)	38,871
Inventories	19,811	10,143	3,314	(11,296)	21,972
Other current assets	3,799	1,463	141	-	5,403

Total current assets	58,546	32,069	9,842	(32,509)	67,948
Property and equipment	11,001	61,941	3,567	(376)	76,133
Less accumulated depreciation	3,861	30,273	1,139	(282)	34,991

Net property and equipment	7,140	31,668	2,428	(94)	41,142
Other assets	80,578	123	7,524	(65,351)	22,874

Total assets	$146,264	$63,860	$19,794	$(97,954)	$131,964

Current liabilities	$34,161	$16,320	$10,290	$(21,213)	$39,558
Other liabilities	147,504	-	2,334	(1,988)	147,850

Total liabilities	181,665	16,320	12,624	(23,201)	187,408
Redeemable preferred stock	151,847				151,847
Total stockholders'
(deficit) equity	(187,248)	47,540	7,170	(74,753)	(207,291)

Total liabilities, redeemable
preferred stock and
stockholders' equity (deficit)	$146,264	$63,860	$19,794	$(97,954)	$131,964

For the Three Months Ended February 29, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$521	$930	$(50)	$(10)	$1,391

Cash flows (used in) investing
activities: Capital expenditures	(1)	(448)	(12)	-	(461)

Net cash (used in) investing
activities	(1)	(448)	(12)	-	(461)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	16,800	-	-	-	16,800
Proceeds from exercise of
stock options	547	-	-	-	547
Principal payments on
long term debt	(19,079)	-	(10)	10	(19,079)

Net cash (used in) provided by
financing activities	(1,732)	-	(10)	10	(1,732)

Net (decrease) increase in cash	(1,212)	482	(72)	-	(802)
Cash at beginning of period	1,212	218	272	-	1,702

Cash at end of period	$-	$700	$200	$-	$900

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Three Months Ended February 28, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by
operating activities	$(4,809)	$1,084	$279	$(9)	$(3,455)

Cash flows (used in) investing
activities: Capital expenditures	-	(1,013)	(28)	-	(1,041)

Net cash (used in) investing
activities	-	(1,013)	(28)	-	(1,041)

Cash flows provided by (used in)
financing activities:
Proceeds from bank debt	19,650	-	-	-	19,650
Principal payments on
long term debt	(15,175)	-	(9)	9	(15,175)

Net cash provided by (used in)
financing activities	4,475	-	(9)	9	4,475

Net (decrease) increase in cash	(334)	71	242	-	(21)
Cash at beginning of period	1,413	(202)	10	-	1,221

Cash at end of period	$1,079	$(131)	$252	$-	$1,200

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

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in net unrealized gains of $110,000 and $1,263,000 for the quarters ending February 29, 2004 and February 28, 2003 respectively, based on the swaps' estimated market values as of February 29, 2004 and February 28, 2003, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended February 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED WITH THREE MONTHS
ENDED FEBRUARY 28, 2003

   During the first quarter ended February 29, 2004, net sales increased $7.4 million (or 16.9%) to $50,891,000 compared to $43,523,000 for the like period in 2003. Approximately 33% of the first quarter consolidated sales growth resulted from new product introductions. The remaining 67% resulted from general volume increases including those associated with new channels of distribution.

   Gross profit expressed as a percentage of net sales increased to 49.8% for the quarter, compared to 49.2% for the like period in 2003 due primarily to positive leverage from the increased sales volume and the favorable absorption of indirect labor and overhead.

   Selling, general and administrative expenses increased $2.1 million to $16,265,000 (32.0% of sales) for the first quarter of 2004 compared to $14,182,000 (32.6% of sales) for the like period in 2003. Approximately 30% of this increase was due to increased commission and freight expenses relating to the increased sales volume, approximately 20% was due to the provision for fiscal 2004 management incentive program, approximately 15% was due to increased salary expenses with the remainder primarily attributed to other variable expenses.

   As a result of the above factors, operating income increased to 17.9% of sales as compared to 16.6% for the like period in 2003.

   Interest expense was $3,630,000 for the first quarter ended February 29, 2004 compared to $4,109,000 for the like period in 2003. This decrease is due to the reduction of debt from $170,849,000 at February 28, 2003 to $151,096,000 at February 29, 2004 and reductions in interest rates on the Company's floating rate debt.

INFLATION

   The Company is experiencing increased costs in its products and components due to recent market price increases in certain raw materials. Wile the Company will seek to offset such higher costs with increases in its product prices, no assurance can be given that it will be able to fully implement any such price increases.

LIQUIDITY AND CAPITAL RESOURCES:

   During the three-month period ended February 29, 2004, operating activities provided cash flow of $171,000. This was comprised principally of net income, depreciation and amortization, decreases in accounts receivable and prepaid expenses, (collectively aggregating $7,749,000), net of unrealized gain on interest rate swap, deferred charges and increases in inventories, other assets and accounts payable and accrued liabilities (collectively aggregating $7,578,000).

   Accounts receivable decreased $2,141,000 or 5.5% primarily due to collections of strong fiscal 2003 year-end sales. Inventory increased $2,090,000 or 9.5% in support of current and anticipated sales increases. Prepaid expenses and miscellaneous decreased $705,000 or 13.0% due primarily to the scheduled amortization of costs, incurred in fiscal 2003, of promotional materials for new product introductions and the decline in value of the one remaining interest rate swap agreement. Accounts payable and accrued liabilities decreased $3,512,000 or 11.4% primarily due to reduction in accrued liabilities for sales incentive programs, bonuses and interest expense settled in the first quarter of 2004, net of increases in the current year tax provision for which deposits are not paid until March 2004, and increases in accounts payable as a result of increased inventory purchases.

   Net cash used in investing activities amounted to $461,000 comprised of capital expenditures for fiscal 2004.

   The net cash used in financing activities of $1,732,000 consisted primarily of principal payments on the term debt under the Senior Credit Facility of $19,079,000 less proceeds from its Revolving Credit Facility of $16,800,000.

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

   Principal and interest payments under the Senior Credit Facility and the $125 million principal amount of 11-7/8% senior subordinated notes due July 1, 2009 issued by the Company (the "Subordinated Debt" or "Notes"), both entered into in connection with the Merger, represent significant liquidity requirements for the Company. As of February 29, 2004, the Company had cash of approximately $900,000, a $6.4 million balance on the Company's Revolving Credit Facility and total term debt of approximately $144.7 million. Detailed information concerning the terms of the Senior Credit Facility and the Subordinated Debt can be found in the Company's audited financial statements included in the November 30, 2003 Annual Report on Form 10-K.

   The Company's $35 million Revolving Credit Facility is available to finance its working capital requirements and had an outstanding balance on February 29, 2004 of $6.4 million. The Company's principal source of cash to fund its liquidity needs will be net cash from operating activities and borrowings under the Revolving Credit Facility.

   The Company has begun preliminary discussions regarding the possible refinancing of its long-term indebtedness. If consummated, the Company expects to use the proceeds of the proposed refinancing to retire outstanding long-term indebtedness described above (including related expenses and accrued interest) and to pay a one-time cash dividend of approximately $50 million to $60 million to its preferred and common stockholders. The proposed refinancing and dividend are subject to evaluation and approval by the Company's board of directors. There can be no assurances that the proposed refinancing will be completed or that any dividend will be declared, and there can be no assurances of the terms of the refinancing or the dividend if such events are consummated.

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

OTHER MATTERS:

   This document contains various forward-looking statements. Statements in this document that are not historical, including those regarding the potential refinancing of the Company's long-term indebtedness, are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: the Company's ability to successfully negotiate and consummate the proposed refinancing on favorable terms or at all, the results of the evaluation of the proposed dividend by the special committee of the board of directors, changes in general economic conditions (including changes in market and benchmark interest rates) generally; levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities an Interpretation of ARB No. 51," which is effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period beginning after June 15, 2003 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have variable interest entities that fall within the scope of this pronouncement and therefore the adoption of this pronouncement did not have any impact on its financial statements.

   In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for certain derivative instruments. The Company has adopted this statement and it did no have an impact on its consolidated financial statements, as the Company is not currently a party to derivative financial instruments included in this standard.

   In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Company has adopted this statement and it did not have an impact on its consolidated financial statements, as the Company is not currently a party to such instruments included in this standard.

   In November 2003, the EITF issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning June 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks arising from changes in interest rates. As of February 29, 2004, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, the Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap (expiring July, 2009)), which resulted in a net unrealized gain of $110,000 for the quarter ended February 29, 2004 and an unrealized gain of $1,263,000 for the quarter ended February 28, 2003, based on the swaps' estimated market values as of the end of February 2004 and 2003, respectively. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income/expense on the consolidated statements of income for the quarters ended February 29, 2004 and February 28, 2003. These derivative instruments will be adjusted to estimated market values quarterly with any adjustment impacting current earnings until their respective maturities.

ITEM 4. CONTROLS AND PROCEDURES

   Based on the evaluation of the Company's disclosure controls and procedures each of T. Tracy Bilbrough, the Chief Executive Officer, and George J. Bilek, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, have concluded that in their judgment the Company's disclosure controls and procedures are designed to ensure that material information relating to the Company, including the Company's subsidiaries, is made known to such officers by others within the Company or its subsidiaries and such controls and procedures are effective as of the end of the period covered by this report.

   There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Currently, we are not party to any litigation or other legal proceeding that we believe could reasonably be expected to have a material adverse effect on our business, results of operation or financial condition. However, from time to time, we receive claims of and become subject to consumer protection, employment, labor, product liability and other commercial litigation related to the conduct of our business. Such litigation could be costly and time consuming and could divert our management and key personnel from our business operations. The uncertainty of litigation increases these risks. In connection with such litigation, we may be subject to significant damages or equitable remedies relating to the operation of our business and the sale of products. Any such litigation may materially harm our business, results of operations and financial condition.

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.

(a	)	Exhibits

		31.1	Rule 13a-14(a) certification of Chief Executive Officer

		31.2	Rule 13a-14(a) certification of Chief Financial Officer

		32.1	Section 1350 certification of Chief Executive Officer

		32.2	Section 1350 certification of Chief Financial Officer

(b	)	Reports on the Form 8-K. On January 27, 2004 we filed a Form 8-K with respect to the
Company's fourth quarter earnings press release.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNO LIGHTING, INC.

By: /s/ George J. Bilek
George J. Bilek, Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

Dated: April 14, 2004

Exhibit 31.1

I, T. Tracy Bilbrough, certify that:

1.   I have reviewed this report on Form 10-Q of Juno Lighting, Inc., a Delaware corporation;

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

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

   c)   disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Date: April 14, 2004

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 31.2

I, George J. Bilek, certify that:

1.   I have reviewed this report on Form 10-Q of Juno Lighting, Inc., a Delaware corporation;

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

4.   The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

   a)   designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered in this report based on such evaluation; and

   c)   disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.   The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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
Chief Financial Officer,
Secretary and Treasurer

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission on April 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: April 14, 2004

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended February 29, 2004, as filed with the Securities and Exchange Commission on April 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: April 14, 2004

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer