Form 10-Q
period 2004-05-31
JUNO LIGHTING INC
filed 2004-07-14
CIK 723888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2004
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

Yes   X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes         No    X

There were 2,709,375 shares of common stock outstanding as of June 30, 2004.

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands)

	May 31,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash	$29,083	$1,702
Accounts receivable, less allowance for doubtful accounts of $1,063
and $990	43,471	38,871
Inventories	24,269	21,972
Prepaid expenses and miscellaneous current assets	4,911	5,403

Total current assets	101,734	67,948

Property and equipment:
Land	7,349	7,381
Building and improvements	34,070	33,898
Tools and dies	13,967	13,464
Machinery and equipment	8,725	8,477
Computer equipment	9,718	9,267
Office furniture and equipment	3,728	3,646

	77,557	76,133
Less accumulated depreciation and amortization	(36,936)	(34,991)

Net property and equipment	40,621	41,142

Other assets:
Goodwill	14,980	15,249
Deferred financing costs, net of accumulated amortization of $3,125
and $5,402	5,723	4,615
Miscellaneous other assets	2,932	3,010

Total other assets	23,635	22,874

Total assets	$165,990	$131,964

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$17,215	$12,258
Accrued liabilities	17,514	18,681
Short term borrowings	-	5,700
Current maturities of long-term debt	124,426	2,919

Total current liabilities	159,155	39,558

Long-term debt, less current maturities	50,000	144,734

Deferred income taxes payable	2,845	3,116

Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value; $100 stated value; 5,000,000 shares
authorized and 1,063,500 shares issued	157,982	151,847

Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,637,635 and 2,582,939	3	3
Paid-in capital	2,758	1,726
Accumulated other comprehensive income	445	1,312
Shareholder note receivable	(200)	(200)
Accumulated deficit	(206,998)	(210,132)

Total stockholders' deficit	(203,992)	(207,291)

Total liabilities, redeemable preferred stock and stockholders' deficit	$165,990	$131,964

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share amounts)
Three Months Ended

May 31,		May 31,
2004		2003

(Unaudited)		(Unaudited)

Net sales	$64,082	$49,981

Cost of sales	31,781	24,532

Gross profit	32,301	25,449

Selling, general and administrative expenses	17,949	14,964

Operating income	14,352	10,485

Other income (expense):

Interest expense	(4,662)	(4,025)

Interest and dividend income	2	4

Unrealized (loss) gain on interest rate swap	(539)	427

Miscellaneous	13	40

Total other expense	(5,186)	(3,554)

Income before taxes on income	9,166	6,931

Taxes on income	3,427	2,633

Net income	5,739	4,298

Less: preferred dividends	3,098	2,861

Net income available to common shareholders	$2,641	$1,437

Net income per common share basic	$1.01	$.57
Net income per common share diluted	$.65	$.57

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share amounts)
Six Months Ended

May 31,		May 31,
2004		2003

(Unaudited)		(Unaudited)

Net sales	$114,973	$93,504

Cost of sales	57,321	46,651

Gross profit	57,652	46,853

Selling, general and administrative expenses	34,213	29,147

Operating income	23,439	17,706

Other income (expense):

Interest expense	(8,291)	(8,134)

Interest and dividend income	6	7

Unrealized (loss) gain on interest rate swap	(429)	1,690

Miscellaneous	47	56

Total other expense	(8,667)	(6,381)

Income before taxes on income	14,772	11,325

Taxes on income	5,503	4,209

Net income	9,269	7,116

Less: preferred dividends	6,135	5,667

Net income available to common shareholders	$3,134	$1,449

Net income per common share basic	$1.20	$.57
Net income per common share diluted	$1.06	$.57

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands)

Six Months Ended May 31, 2004

	Common Stock		Accumulated		Retained
			Other	Shareholder	Earnings/
	Amount	Paid-In Capital	Comprehensive	Note	(Accumulated	Total
	$.001 PAR		Income (Loss)	Receivable	Deficit)

Balance, November 30, 2003	$3	$1,726	$1,312	$(200)	$(210,132)	$(207,291)

Comprehensive income:
Net income for six months ended May 31, 2004	-	-	-	-	9,269	9,269
Loss on foreign currency translation	-	-	(867)	-	-	(867)

Comprehensive income	-	-	-	-	-	8,402

Exercise of stock options	-	1,032	-	-	-	1,032
Preferred stock dividend	-	-	-	-	(6,135)	(6,135)

Balance, May 31, 2004	$3	$2,758	$445	$(200)	$(206,998)	$(203,992)

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Six Months Ended

May 31,		May 31,
2004		2003

(Unaudited)		(Unaudited)
Cash flows provided by (used in) operating activities:

Net income	$9,269	$7,116
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,749	2,884
Unrealized loss (gain) on interest rate swap	429	(1,690)
Deferred income taxes	(271)	556
Write-off of deferred financing costs	719	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,600)	(4,700)
(Increase) in inventories	(2,297)	(2,041)
Decrease in prepaid expenses and miscellaneous	63	763
(Increase) decrease in other assets	(984)	537
Increase (decrease) in accounts payable and accrued liabilities	3,790	(1,384)

Net cash provided by operating activities	8,867	2,041

Cash flows used in investing activities:
Capital expenditures	(1,594)	(1,909)

Net cash used in investing activities	(1,594)	(1,909)

Cash flows (used in) provided by financing activities:

Principal payments on long-term debt and bank debt	(58,270)	(35,101)
Proceeds from bank debt	79,300	35,450
Debt refinancing costs	(1,954)	-
Proceeds from exercise of stock options	1,032	-

Net cash provided by financing activities	20,108	349

Net increase in cash	27,381	481

Cash at beginning of period	1,702	1,221

Cash at end of period	$29,083	$1,702

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$7,161	$8,301
Income taxes	5,283	4,158

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL INFORMATION

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of the Company's financial position, results of its operations and cash flows. The information in the condensed consolidated balance sheet as of November 30, 2003 was derived from the Company's 2003 audited consolidated financial statements. Certain amounts in the prior year's financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income.

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

GOODWILL

   The Company adopted SFAS 142, "Goodwill and Other Intangibles" ("SFAS 142"), during fiscal 2002. The Company reviews goodwill for impairment during the fourth quarter of each fiscal year. No events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill subsequent to the adoption of SFAS 142 in 2002.

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

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table sets forth the impact of stock-based compensation on a pro forma basis:

	(in thousands except per share amounts)
	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Net income available to
common shareholders as reported	$2,641	$1,437	$3,134	$1,449

Pro Forma net income
available to common shareholders	$2,477	$1,267	$2,813	$1,109

Net income per share as reported
Basic	$1.01	$0.57	$1.20	$0.57
Diluted	$.65	$0.57	$1.06	$0.57

Pro Forma net income per share
Basic	$0.94	$0.50	$1.08	$0.44
Diluted	$0.63	$0.50	$1.03	$0.44

INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories are summarized as follows (Unaudited):

	(in thousands)
	May 31, 2004	November 30, 2003

Finished goods	$13,459	$11,120
Raw materials	11,951	11,969
Reserve for Obsolescence	(1,141)	(1,117)

	$24,269	$21,972

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

	(in thousands)
	May 31,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Wachovia Bank, N.A. and certain other lenders,
payable May 2011, plus quarterly interest payments variable rate, at a variable rate generally approximating 3 month 5.5%
LIBOR plus 5.5%	$50,000	$-
Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.00%	-	6,167
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
installments through November 2006, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.75%	-	17,103
Senior Subordinated Notes, plus
interest at 11 7/8%, net of discount of $574
and $617, respectively	124,426	124,383

	174,426	147,653
Less current maturities	(124,426)	(2,919)

Total long-term debt	$50,000	$144,734

   The Company had a senior credit facility ("Senior Credit Facility") with Bank of America, N.A., and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility ("Line of Credit"). On May 21, 2004, the Company obtained a new credit agreement (the "Credit Agreement") with Wachovia Bank, N.A. and certain other lenders providing a $245 million term facility consisting of (a) a $30 million revolving credit facility (the "Revolving Credit Facility"), (b) $165 million First Lien term loan ("First Lien Loan"), and (c) $50 million Second Lien term loan ("Second Lien Loan").

   The Second Lien Loan was funded on May 21, 2004 and the proceeds of $50 million were used to retire the Senior Credit Facility. On July 1, 2004, the $165 million First Lien Loan was funded and, along with the remaining proceeds from the Second Lien Loan, these funds were (1) used to retire $125 million of 11-7/8% Senior Subordinated Notes (the "Notes"), and (2) reserved to pay a $60 million dividend (the "Dividend").

   The Dividend was declared by the Juno Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004. Under terms of the Credit Agreement, the Dividend must be paid prior to July 30, 2004.

   Prepayments of the outstanding Second Lien Loan may not be made until all borrowings under the Revolving Credit Facility and the First Lien Loan have been repaid in full.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At May 31, 2004, the nominal interest rate for the Second Lien Loan was 6.78%. As of July 1, 2004, the nominal interest rate for First Lien Loan was approximately 4.5%. Interest on First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively.

   There were no outstanding borrowings under the Revolving Credit Facility and the maximum available credit was $30 million as of May 31, 2004.

   Relating to the Credit Agreement, the Company incurred approximately $2.5 million of financing fees, which are being amortized over the life of the related debt. Unamortized financing fees related to the Senior Credit Facility debt agreements of $.7 million were expensed during the quarter. Unamortized financing fees of $3.25 million related to the Notes will be expensed during the third quarter, in addition to a $7.4 million call premium related to the retirement of the Notes.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as more particularly described in the Credit Agreement dated May 21, 2004. The aggregate amounts of existing long-term debt maturing are as follows (in thousands):

2005	$-
2006	-
2007	-
2008	-
2009	-
Thereafter	50,000

   The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts new indebtedness and the payment of dividends (exclusive of the Dividend discussed above).

DERIVATIVE INSTRUMENTS

   Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap, which resulted in net unrealized (loss) gains of ($539,000) and $427,000 for the quarters ended May 31, 2004 and May 31, 2003 respectively, and net unrealized (loss) gains of ($429,000) and $1,690,000 for the six months ended May 31, 2004 and 2003 respectively, based on the swaps' estimated market values as of May 31, 2004 and May 31, 2003, respectively. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the quarters ended May 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

   The Company entered into a Credit Agreement on May 21, 2004, which will require the Company to enter derivative contracts by September 2004 designed to hedge against interest rate fluctuation related to the Company's newly acquired debt. The existing derivative instrument ($60,000,000 pay-floating rate swap) was voluntarily terminated by Bank of America on July 1, 2004.

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

   The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A Preferred Stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B Preferred Stock at stated value, plus accrued but unpaid dividends. However, terms of the Credit Agreement restrict the redemption of the Preferred Stock for the life of the Credit Agreement.

   In connection with the declaration of the cash Dividend described above, the Board of Directors and, through an action by written consent, certain holders of Juno's outstanding Series A and Series B preferred stock have approved a resolution authorizing an amendment to Juno's certificate of incorporation ("Amended Certificate of Incorporation") to reduce the liquidation preference of its preferred stock by the amount of the dividend received by preferred shareholders; adjust the applicable annual dividend percentage payable on the reduced liquidation preference to 11% and, to the extent dividends are accrued but not paid after November 2005, 12%; generally allow for deferral of accrued dividends on the preferred stock and deferral of conversion of accrued dividends into common stock until the earlier of (1) 30 days after the termination or replacement of the Credit Agreement or elimination of dividend payment restrictions thereunder (but in no event before July 1, 2008), (2) occurrence of a change in control or liquidation transaction as defined, (3) redemption of the preferred stock or (4) July 1, 2011; and require that decisions regarding dividend payments on and redemption of the preferred stock be approved by a majority of Juno's independent directors. The amendment will become effective when filed with the Secretary of State of Delaware. Prior to filing the amendment Juno must distribute an information statement to its stockholders regarding the action of the holders of the Preferred Stock taken by written consent.

BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows (Unaudited):

		(In Thousands)

Three months ended May 31,	2004	2003

Net Sales:
United States
(including Puerto Rico)	$59,139	$45,653
Canada	4,943	4,328

Total	$64,082	$49,981

Six months ended May 31,	2004	2003

Net Sales:
United States
(including Puerto Rico)	$106,279	$85,613
Canada	8,694	7,891

Total	$114,973	$93,504

	May 31,	November 30,
	2004	2003

Total Assets:
United States	$152,761	$116,298
Canada	13,229	15,666

Total	$165,990	$131,964

NET INCOME PER COMMON SHARE

   Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income including the preferred dividend for the periods ended May 31, 2004 by the weighted average number of common shares outstanding including assumed exercise of dilutive stock options and convertible preferred shares on an as-converted basis during the periods. Such weighted average number of shares outstanding is as follows (Unaudited):

	May 31,	May 31,
	2004	2003

Three months ended Basic	2,624,213	2,529,534
Three months ended Diluted	8,794,809	2,529,534
Six months ended Basic	2,611,953	2,529,534
Six months ended Diluted	8,724,155	2,529,534

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2004	2003	2004	2003

Net income	$5,739	$4,298	$9,269	$7,116
Foreign currency
translation adjustment	(226)	922	(867)	1,468

Comprehensive income	$5,513	$5,220	$8,402	$8,584

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	Six Months Ended	Fiscal Year Ended
	May 31, 2004	November 30, 2003

Foreign currency
translation adjustment	$445	$1,312

Accumulated other
comprehensive income (loss)	$445	$1,312

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

RECENTLY ISSUED ACCOUNTING STANDARDS

   In November 2003, the EITF issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share related to securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning June 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

GUARANTORS' FINANCIAL INFORMATION

   The Company has issued and registered $125 million of Notes at 11-7/8% under the Securities Act of 1933, as amended (the "Act"), which Notes were exchanged for the notes that were sold earlier in a private placement offering to qualified institutional buyers. The Notes were retired on July 1, 2004. Pursuant to terms of the Notes, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Alfa Lighting, Inc., Modulight LLC, and Indy Lighting, Inc., provide full and unconditional senior subordinated guarantees for the Notes on a joint and several basis.

   Following is unaudited consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

For the Three Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$51,585	$51,524	$5,733	$(44,760)	$64,082
Cost of sales	41,004	30,802	3,933	(43,958)	31,781

Gross profit	10,581	20,722	1,800	(802)	32,301
Selling, general and
administrative	8,726	8,155	1,041	27	17,949

Operating income (loss)	1,855	12,567	759	(829)	14,352
Other (expense) income	(5,128)	6	(64)	-	(5,186)

(Loss) income before
taxes on income	(3,273)	12,573	695	(829)	9,166
Taxes on (loss) income	(1,523)	4,644	307	(1)	3,427

Net (loss) income	(1,750)	7,929	388	(828)	5,739
Less: Preferred dividends	(3,098)	-	-	-	(3,098)

Net (loss) income
available to common
shareholders	$(4,848)	$7,929	$388	$(828)	$2,641

For the Three Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$39,290	$40,102	$4,905	$(34,316)	$49,981
Cost of sales	33,394	23,898	3,587	(36,347)	24,532

Gross profit	5,896	16,204	1,318	2,031	25,449
Selling, general and
administrative	7,188	6,817	932	27	14,964

Operating (loss) income	(1,292)	9,387	386	2,004	10,485
Other (expense) income	(3,466)	11	(99)	-	(3,554)

(Loss) income before
taxes on income	(4,758)	9,398	287	2,004	6,931
Taxes on (loss) income	(1,041)	3,571	104	(1)	2,633

Net(loss) income	(3,717)	5,827	183	2,005	4,298
Less: Preferred dividends	(2,861)	-	-	-	(2,861)

Net(loss) income
available to common
shareholders	$(6,578)	$5,827	$183	$2,005	$1,437

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Six Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$92,674	$94,010	$10,321	$(82,032)	$114,973
Cost of sales	75,113	56,050	7,219	(81,061)	57,321

Gross profit	17,561	37,960	3,102	(971)	57,652
Selling, general and
administrative	16,480	15,720	1,958	55	34,213

Operating income (loss)	1,081	22,240	1,144	(1,026)	23,439
Other (expense) income	(8,543)	28	(152)	-	(8,667)

(Loss) income before
taxes on income	(7,462)	22,268	992	(1,026)	14,772
Taxes on (loss) income	(3,153)	8,233	426	(3)	5,503

Net (loss) income	(4,309)	14,035	566	(1,023)	9,269
Less: Preferred dividends	(6,135)	-	-	-	(6,135)

Net (loss) income
available to common
shareholders	$(10,444)	$14,035	$566	$(1,023)	$3,134

For the Six Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$75,442	$76,683	$8,923	$(67,544)	$93,504
Cost of sales	62,730	45,548	6,529	(68,156)	46,651

Gross profit	12,712	31,135	2,394	612	46,853
Selling, general and
administrative	14,090	13,224	1,778	55	29,147

Operating (loss) income	(1,378)	17,911	616	557	17,706
Other (expense) income	(6,181)	(2)	(198)	-	(6,381)

(Loss) income before
taxes on income	(7,559)	17,909	418	557	11,325
Taxes on (loss) income	(2,621)	6,679	154	(3)	4,209

Net(loss) income	(4,938)	11,230	264	560	7,116
Less: Preferred dividends	(5,667)	-	-	-	(5,667)

Net(loss) income
available to common
shareholders	$(10,605)	$11,230	$264	$560	$1,449

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$29,285	$(249)	$47	$-	$29,083
Accounts receivable, net	43,063	38,712	5,766	(44,070)	43,471
Inventories	21,370	11,977	3,238	(12,316)	24,269
Other current assets	3,762	1,019	130	-	4,911

Total current assets	97,480	51,459	9,181	(56,386)	101,734
Property and equipment	11,023	63,499	3,411	(376)	77,557
Less accumulated depreciation	(4,006)	(32,052)	(1,162)	(284)	(36,936)

Net property and equipment	7,017	31,447	2,249	(92)	40,621
Other assets	81,586	115	7,166	(65,232)	23,635

Total assets	$186,083	$83,021	$18,596	$(121,710)	$165,990

Current liabilities	$172,287	$21,447	$9,491	$(44,070)	$159,155
Other liabilities	52,472	-	2,344	(1,971)	52,845

Total liabilities	224,759	21,447	11,835	(46,041)	212,000
Redeemable preferred stock	157,982	-	-	-	157,982
Total stockholders'
(deficit) equity	(196,658)	61,574	6,761	(75,669)	(203,992)

Total liabilities, redeemable
preferred stock and
stockholders' equity (deficit)	$186,083	$83,021	$18,596	$(121,710)	$165,990

November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,212	$218	$272	$-	$1,702
Accounts receivable, net	33,724	20,245	6,115	(21,213)	38,871
Inventories	19,811	10,143	3,314	(11,296)	21,972
Other current assets	3,799	1,463	141	-	5,403

Total current assets	58,546	32,069	9,842	(32,509)	67,948
Property and equipment	11,001	61,941	3,567	(376)	76,133
Less accumulated depreciation	3,861	30,273	1,139	(282)	34,991

Net property and equipment	7,140	31,668	2,428	(94)	41,142
Other assets	80,578	123	7,524	(65,351)	22,874

Total assets	$146,264	$63,860	$19,794	$(97,954)	$131,964

Current liabilities	$34,161	$16,320	$10,290	$(21,213)	$39,558
Other liabilities	147,504	-	2,334	(1,988)	147,850

Total liabilities	181,665	16,320	12,624	(23,201)	187,408
Redeemable preferred stock	151,847				151,847
Total stockholders'
(deficit) equity	(187,248)	47,540	7,170	(74,753)	(207,291)

Total liabilities, redeemable
preferred stock and
stockholders' equity (deficit)	$146,264	$63,860	$19,794	$(97,954)	$131,964

GUARANTORS' FINANCIAL INFORMATION (CONTINUED)

For the Six Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$3,138	$1,090	$4,659	$(20)	$8,867

Cash flows (used in) investing
activities: Capital expenditures	(23)	(1,558)	(13)	-	(1,594)

Net cash (used in) investing
activities	(23)	(1,558)	(13)	-	(1,594)

Cash flows provided by (used in)
financing activities:
Principal payments on
long term debt	(53,420)	-	(4,870)	20	(58,270)
Proceeds from bank debt	79,300	-	-	-	79,300
Debt refinancing costs	(1,954)	-	-	-	(1,954)
Proceeds from exercise of
stock options	1,032	-	-	-	1,032

Net cash provided by (used in)
financing activities	24,958	-	(4,870)	20	20,108

Net increase (decrease) in cash	28,073	(468)	(224)	-	27,381
Cash at beginning of period	1,212	218	272	-	1,702

Cash at end of period	$29,285	$(250)	$48	$-	$29,083

For the Six Months Ended May 31, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash (used in) provided by
operating activities	$(824)	$2,686	$197	$(18)	$2,041

Cash flows (used in) investing
activities: Capital expenditures	(97)	(1,712)	(100)	-	(1,909)

Net cash (used in) investing
activities	(97)	(1,712)	(100)	-	(1,909)

Cash flows provided by (used in)
financing activities:
Principal payments on
long term debt	(35,101)	-	(18)	18	(35,101)
Proceeds from bank debt	35,450	-	-	-	35,450

Net cash provided by (used in)
financing activities	349	-	(18)	18	349

Net (decrease) increase in cash	(572)	974	79	-	481
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$841	$772	$89	$-	$1,702

SUBSEQUENT EVENT:

During the third quarter of 2004, the exercise price for all outstanding options will be adjusted in conjunction with the payment of the one-time cash Dividend, such that the ratio of the exercise price to the stock price prior to and immediatley after the ex-dividend date will remain unchanged.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

THREE MONTHS ENDED MAY 31, 2004 COMPARED WITH THREE MONTHS
ENDED MAY 31, 2003

   During the second quarter ended May 31, 2004, net sales increased $14.1 million (or 28.2%) to $64,082,000 compared to $49,981,000 for the like period in 2003. Approximately 15% of the second quarter consolidated sales growth resulted from new product introductions. The remaining 85% resulted from general volume increases including those associated with new channels of distribution.

   Gross profit expressed as a percentage of net sales decreased to 50.4% for the quarter, compared to 50.9% for the like period in 2003 due primarily to unfavorable purchase price variances on commodity raw materials of approximately $482,000 and was primarily offset by positive leverage on labor and overhead from increased sales volumes. The Company implemented a selling price increase for most of its product lines effective May 1, 2004 to offset rising material costs, resulting in approximately $360,000 in additional revenue. Management anticipates additional revenue resulting from the selling price increase will be offset by continued higher material costs.

   Selling, general and administrative expenses increased $3.0 million to $17,949,000 (28.0% of sales) for the second quarter of 2004 compared to $14,964,000 (29.9% of sales) for the like period in 2003. Approximately 41% of this increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 17% was due to increased sales promotion expenses and approximately 15% was due to the provision for fiscal 2004 management incentive program. An increase in professional fees accounted for approximately 8% of the increase primarily due to fees of $285,000 related to the Amended Certificate of Incorporation. The remainder of the increase is attributed to increases in other expenses.

   As a result of the above factors, operating income increased to 22.4% of sales as compared to 21.0% for the like period in 2003.

   Interest expense was $4,662,000 for the second quarter ended May 31, 2004 compared to $4,025,000 for the like period in 2003. This increase, principally due to the debt refinancing which caused the Company to expense unamortized deferred financing fees of $719,000 during the quarter, was offset by the reduction of average debt outstanding from $168,654,000 at May 31, 2003 to $156,879,000 at May 31, 2004. Amortization of deferred financing fees related to the Senior Credit Facility were being recognized ratably over the life of the debt. Unamortized financing fees of $3.25 million related to the Notes will be expensed during the third quarter, in addition to a $7.4 million call premium related to the retirement of the Notes. The Company repaid the Notes on July 1, 2004 with funds acquired from the Credit Agreement. Terms of the Credit Agreement reflect substantially lower interest rates based on certain variable indices and the Company anticipates these terms will materially reduce interest expense in future periods. See note on long-term debt for additional information.

   The effective income tax rate for the second quarter ended May 31, 2004 remained consistent with the like period in 2003.

SIX MONTHS ENDED MAY 31, 2004 COMPARED WITH SIX MONTHS
ENDED MAY 31, 2003

   During the six-month period ended May 31, 2004, net sales increased $21.5 million (or 23.0%) to $114,973,000 compared to $93,504,000 for the like period in 2003. Approximately 21% of the consolidated sales growth during the period resulted from new product introductions. The remaining 79% resulted from general volume increases including those associated with new channels of distribution.

   Gross profit expressed as a percentage of net sales remained unchanged at 50.1% for the period. Net unfavorable purchase price variances were offset by favorable absorption of overhead during the period.

   Selling, general and administrative expenses increased $5.1 million to $34,213,000 (29.8% of sales) for the period compared to $29,147,000 (31.2% of sales) for the like period in 2003. Approximately 37% of this increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 16% was due to increased sales promotion expenses and approximately 15% was due to the provision for fiscal 2004 management incentive program. An increase in professional fees accounted for approximately 4% of the increase primarily due to fees of $285,000 incurred related to the Amended Certificate of Incorporation. The remainder of the increase is attributed to increases in other expenses.

   As a result of the above factors, operating income increased to 20.4% of sales as compared to 18.9% for the like period in 2003.

   Interest expense was $8,291,000 for the six months ended May 31, 2004 compared to $8,134,000 for the like period in 2003. This increase, principally due to the debt refinancing which caused the Company to expense unamortized deferred financing fees of $719,000 during the period, was offset by the reduction of average debt outstanding from $168,899,000 at May 31, 2003 to $154,652,000 at May 31, 2004. Amortization of deferred financing fees related to the Senior Credit Facility were being recognized ratably over the life of the debt. Unamortized financing fees of $3.25 million related to the Notes will be expensed during the third quarter, in addition to a $7.4 million call premium related to the retirement of the Notes. The Company repaid the Notes on July 1, 2004 with funds acquired from the Credit Agreement. Terms of the Credit Agreement reflect substantially lower interest rates based on certain variable indices and the Company anticipates these terms will materially reduce interest expense in future periods. See note on long-term debt for additional information.

   The effective income tax rate for the six months ended May 31, 2004 remained consistent with the like period in 2003.

INFLATION

   The Company implemented a selling price increase for most of its product lines effective May 1, 2004 in order to pass on increasing costs to its customers. While Juno believes that it generally has been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, the Company may not have future success in limiting material price increases, reflecting any material price increases in the sales prices it charges its customers or offsetting such price increases through improved efficiencies.

LIQUIDITY AND CAPITAL RESOURCES:

    During the six-month period ended May 31, 2004, operating activities provided cash flow of $8,867,000. Accounts receivable increased $4,600,000 (11.8%) primarily due to strong sales during the second quarter. Inventory increased $2,297,000 (10.5%) in support of current and anticipated sales increases. Deferred financing costs increased $1.1 million. The change in deferred financing costs was affected by additional capitalized financing fees of $2.5 million related to the debt refinancing, amortization of ($681,000) and a write-off of deferred financing costs of ($719,000) related to the Senior Credit Facility. Accounts payable increased $4,957,000 (40.4%) due to overall increases in inventory levels. Accrued liabilities decreased $1,167,000 (6.3%) primarily due to reductions in accrued liabilities for calendar year sales 2003 incentive programs and fiscal year 2003 bonuses settled in the first quarter of 2004.

   Net cash used in investing activities amounted to $1,594,000 comprised of capital expenditures for fiscal 2004.

   Deferred income taxes payable decreased by approximately 9% due to increases in temporary differences between the financial reporting and income tax bases related to the valuation of the derivative instrument and prepaid advertising costs.

   Prior to the June 30, 1999 merger of Jupiter Acquisition Corp., a Delaware company and wholly-owned subsidiary of Fremont Investors I, LLC, with and into the Company (the "Merger"), the Company historically had funded its operations principally from cash generated from operations and available cash. The Company incurred substantial indebtedness in connection with the Merger. The Company's liquidity needs are expected to arise primarily from operating activities and servicing indebtedness incurred in connection with the Merger and the debt refinancing.

   The net cash provided by financing activities of $20,108,000 consisted primarily of proceeds from the Credit Agreement of $50,000,000 (proceeds from the Second Lien Loan) net of repayments to settle borrowings under the Senior Credit Facility and Revolving Credit Facility of $23,270,000 and $5,700,000, respectively during the six months ended May 31, 2004. As of May 31, 2004, the Notes were classified as a current liability as the Company was commited to retire the Notes during the third quarter. On July 1, 2004, the $165 million First Lien Loan was funded and, along with the remaining proceeds from the Second Lien Loan, these funds were used to retire the Notes and reserved to pay the Dividend. The Dividend was declared by the Juno Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004. Under terms of the Credit Agreement, the Dividend must be paid prior to July 30, 2004. The Company received approximately $1 million from the issuance of 54,696 shares of common stock from stock options exercised under the Company's stock option plans.

   The following represents the sources and (uses) of net cash flows from debt refinancing activities that occurred in May and July 2004:

Sources:

First Lien Loan	$165,000
Second Lien Loan	50,000
Cash Flow from Operations	9,621

Total sources of cash from refinancing activities:	$224,621

Uses:

Repayment of Senior Credit Facility	$23,550
Repayment of the Notes	125,000
Call Premium on Prepayment of the Notes	7,422
Accrued Interest	6,602
Financing Fees and Transaction Expenses	2,047
Reserve for Dividend declared on July 1, 2004	60,000

Total uses of cash from refinancing activities:	$224,621

   The Company's long term debt represents significant liquidity requirements for the Company. As of May 31, 2004, the Company had cash of approximately $29,083,000, $125 million principal amount of 11-7/8% senior subordinated notes, and total term debt of approximately $50 million.

   Detailed information concerning the terms of the Senior Credit Facility and the Notes can be found in the Company's audited financial statements included in the November 30, 2003 Annual Report on Form 10-K. Detailed information concerning the terms of the new Credit Agreement can be found in Exhibit 10.8 attached to this filing.

   The Company's $30 million new Revolving Credit Facility is available to finance its working capital requirements and had no outstanding balance as of May 31, 2004. The Company's principal source of cash to fund its liquidity needs will be it's available cash, net cash from operating activities and borrowings under the Revolving Credit Facility.

   The Company's outstanding shares of Preferred Stock represents significant liquidity requirements of the Company as holders of Preferred Stock are entitled to receive cumulative quarterly dividends subject to the Company's ability to defer payment of such dividends. See note on Series A and Series B preferred stock that describes the conditions under which the dividends on the Preferred Stock will be paid.

  In connection with the declaration of the cash Dividend described above, the Board of Directors and, through an action by written consent, certain holders of Juno's outstanding Series A and Series B preferred stock have approved a resolution authorizing an amendment to Juno's certificate of incorporation ("Amended Certificate of Incorporation") to reduce the liquidation preference of its preferred stock by the amount of the dividend received by preferred shareholders; adjust the applicable annual dividend percentage payable on the reduced liquidation preference to 11% and, to the extent dividends are accrued but not paid after November 2005, 12%; generally allow for deferral of accrued dividends on the preferred stock and deferral of conversion of accrued dividends into common stock until the earlier of (1) 30 days after the termination or replacement of the Credit Agreement or elimination of dividend payment restrictions thereunder (but in no event before July 1, 2008), (2) occurrence of a change in control or liquidation transaction as defined, (3) redemption of the preferred stock or (4) July 1, 2011; and require that decisions regarding dividend payments on and redemption of the preferred stock be approved by a majority of Juno's independent directors. The amendment will become affective when filed with the Secretary of State of Delaware. Prior to filing the amendment Juno must distribute an information statement to its stockholders regarding the action of the holders of the Preferred Stock taken by written consent.

   The table below illustrates the expected quarterly per share dollar amount of the convertible preferred stock cash dividend with and without giving effect to the amendment to Juno's certificate of incorporation.

	No Adjustment	Reduction in Stated Amount & 2.75% quarterly dividend rate	Reduction in Stated Amount & 3% quarterly dividend rate

Series A convertible preferred stock	$ 2.97	$ 3.02	$ 3.29
Series B convertible preferred stock	2.69	2.73	2.98

   These amounts are approximations and are subject to change based on the number of outstanding shares of Juno's common stock on the record date for the Dividend.

   The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, pay cash dividends or to make necessary capital expenditures.

OTHER MATTERS:

   This document contains various forward-looking statements. Statements in this document that are not historical, including those regarding the payment of the one-time cash Dividend, are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: Juno's payment of a one-time cash Dividend, the number of shares of Juno's common and preferred stock outstanding on the record date for the one-time cash Dividend, the filing of an amendment to Juno's amended and restated certificate of incorporation, and timing of filings required pursuant to applicable securities laws, changes in general economic conditions (including changes in market and benchmark interest rates) generally, the condition of financing and capital markets, Juno's ability to comply with the terms of the new Credit Agreement and satisfy financial covenants, levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In November 2003, the EITF issued EITF No. 03-6 "Participating Securities and the Two-Class Method under FASB Statement No. 128," which provides for a two-class method of calculating earnings per share related to securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning June 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks arising from changes in interest rates. As of May 31, 2004, the Company had both floating-rate and fixed rate long-term debt that is exposed to changes in interest rates. In order to manage the Company's risk, the Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30,000,000 pay-fixed rate swap (expired April, 2003) and $60,000,000 pay-floating rate swap, which resulted in a net unrealized loss of ($539,000) for the quarter ended May 31, 2004 and an unrealized gain of $427,000 for the quarter ended May 31, 2003, and net unrealized (loss) gains of ($429,000) and $1,690,000 for the six months ended May 31, 2004 and 2003 respectively, based on the swaps' estimated market values as of the end of May 2004 and 2003, respectively. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. These derivatives do not qualify for hedge accounting. Accordingly, the net impact was recorded as other income/expense on the consolidated statements of income for the quarters ended May 31, 2004 and May 31, 2003. The existing derivative instrument ($60,000,000 pay-floating rate swap) was voluntarily terminated by Bank of America on July 1, 2004.

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

Item 2.    Changes in Securities and Use of Proceeds - None.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

(a	)	The Company held it's annual meeting of stockholders on April 28, 2004.
(b	)	The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II,
		Mark Williamson, T. Tracy Bilbrough, Michael Froy and Edward LeBlanc.
(c	)	The following table shows the votes that were cast with respect to the election of directors;
		Nominee		Votes in Favor	Votes Withheld

		Robert Jaunich II		8,286,683	107,606
		Mark Williamson		8,286,683	107,606
		T. Tracy Bilbrough		8,298,761	95,528
		Michael Froy		8,298,178	96,111
		Edward LeBlanc		8,379,317	14,972
		(Daniel DalleMolle, a member of the Board of Directors since February 2000, passed away prior to the April 28th Annual Meeting.)
(d	)	The Company's stockholders approved the adoption of the amendment to the Juno Lighting, Inc. 1999 Stock Award and Incentive Plan.
(e	)	The following table shows the votes that were cast with respect to the Juno Lighting, Inc. 1999
		Stock Award and Incentive Plan:
		Votes in Favor	Votes Against	Abstentions	Non-Votes

		8,079,268	154,996	160,025	122,479

Item 5.   Other Information

The Company announced on May 24, 2004 that Richard J. Marshuetz had joined its board of directors as audit committee chairman. Mr. Marshuetz is currently a director and audit committee chairman of Tapco International (a building products company) and previously served as the president and chief operating officer of Princess House, Inc. (a dining and cooking products company).

Item 6.
(a	)	Exhibits

4.3

Supplemental Indenture, dated as of May 20, 2004, among Alfa Lighting, Inc. and Modulight LLC, Juno Lighting, Inc., the other Guarantors (as defined in the Indenture referred to therein) and U.S. Bank National Association (formerly known as Firstar Bank of Minnesota, N.A.), as trustee.

10.8

Credit Agreement, dated as of May 21, 2004, among Juno Lighting, Inc., Juno Lighting Ltd., the domestic subsidiaries of Juno Lighting, Inc. identified as a "Guarantor" on the signature pages thereto and the several banks and other financial institutions from time to time party to this Credit Agreement, and Wachovia Bank, National Association, a national banking association, as administrative agent for the lenders.

		31.1	Rule 13a-14(a) certification of Chief Executive Officer

		31.2	Rule 13a-14(a) certification of Chief Financial Officer

		32.1	Section 1350 certification of Chief Executive Officer

		32.2	Section 1350 certification of Chief Financial Officer

(b	)	Reports on the Form 8-K.

On May 24, 2004 we filed a Form 8-K with respect to the new credit facility and appointment of director.
On April 28, 2004 we filed a Form 8-K with respect to the death of Daniel DalleMolle, a member of Juno's board of directors.
On April 7, 2004 we filed a Form 8-K with respect to the Company's proposed refinancing of its long-term indebtedness.
On March 24, 2004 we filed a Form 8-K with respect to the Company's first quarter earnings press release.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNO LIGHTING, INC.

By	/s/ George J. Bilek

George J. Bilek, Executive Vice President,
Chief Financial Officer,

Secretary and Treasurer
(Principal Financial Officer and Duly
Authorized Officer of the Registrant)

Dated: July 14, 2004

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

Date: July 14, 2004

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

Date: July 14, 2004

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended May 31, 2004, as filed with the Securities and Exchange Commission on July 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: July 14, 2004

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended May 31, 2004, as filed with the Securities and Exchange Commission on July 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: July 14, 2004

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer