Form 10-Q
period 2004-08-31
JUNO LIGHTING INC
filed 2004-10-15
CIK 723888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2004
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

Yes         No    X

There were 2,781,368 shares of common stock outstanding as of September 30, 2004.

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(in thousands)

	August 31,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Assets
Current Assets:
Cash	$1,884	$1,702
Accounts receivable, less allowance for doubtful accounts of $1,097
and $990	41,867	38,871
Inventories	25,914	21,972
Prepaid expenses and miscellaneous current assets	4,272	5,403

Total current assets	73,937	67,948

Property and equipment:
Land	7,374	7,381
Building and improvements	34,001	33,898
Tools and dies	14,433	13,464
Machinery and equipment	8,900	8,477
Computer equipment	9,775	9,267
Office furniture and equipment	3,746	3,646

	78,229	76,133
Less accumulated depreciation and amortization	(37,991)	(34,991)

Net property and equipment	40,238	41,142

Other assets:
Goodwill	15,168	15,249
Deferred financing costs, net of accumulated amortization of $70
and $5,728	2,622	4,615
Miscellaneous other assets	2,874	3,010

Total other assets	20,664	22,874

Total assets	$134,839	$131,964

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$16,456	$12,258
Accrued liabilities	13,891	18,681
Short term borrowings	-	5,700
Current maturities of long-term debt	1,650	2,919

Total current liabilities	31,997	39,558

Long-term debt, less current maturities	204,350	144,734

Deferred income taxes payable	2,188	3,116

Preferred dividend payable	3,214	-
Derivative financial instruments	521	-
Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value; $100 stated value; 5,000,000 shares
authorized and 1,063,500 shares issued, stated at redemption value	116,876	151,847

Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
Issued 2,761,460 and 2,582,939	3	3
Paid-in capital	53	1,726
Accumulated other comprehensive income	620	1,312
Shareholder note receivable	(200)	(200)
Accumulated deficit	(224,783)	(210,132)

Total stockholders' deficit	(224,307)	(207,291)

Total liabilities, redeemable preferred stock and stockholders' deficit	$134,839	$131,964

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share amounts)
Three Months Ended

August 31,		August 31,
2004		2003

(Unaudited)		(Unaudited)

Net sales	$63,167	$52,033

Cost of sales	31,238	25,919

Gross profit	31,929	26,114

Selling, general and administrative expenses	17,987	15,765

Operating income	13,942	10,349

Other income (expense):

Interest expense	(3,929)	(3,788)

Senior Subordinated Note call premium	(7,422)	-

Write-off of remaining deferred financing fees on retired debt	(3,246)	-

Interest and dividend income	78	35

Unrealized gain (loss) on interest rate swap	71	(1,496)

Miscellaneous	38	89

Total other (expense)	(14,410)	(5,160)

(Loss) income before taxes on income	(468)	5,189

(Tax benefit) taxes on income	(39)	641

Net (loss) income	(429)	4,548

Less: preferred dividends	3,214	3,117

Net (loss) income available to common shareholders	$(3,643)	$1,431

Net (loss) income per common share basic and diluted	$(1.34)	$.56

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands except for share amounts)
Nine Months Ended

August 31,		August 31,
2004		2003

(Unaudited)		(Unaudited)

Net sales	$178,140	$145,537

Cost of sales	88,559	72,569

Gross profit	89,581	72,968

Selling, general and administrative expenses	52,200	44,911

Operating income	37,381	28,057

Other income (expense):

Interest expense	(11,501)	(11,922)

Senior Subordinated Note call premium	(7,422)	-

Write-off of remaining deferred financing fees on retired debt	(3,965)	-

Interest and dividend income	85	42

Unrealized (loss) gain on interest rate swap	(358)	194

Miscellaneous	84	143

Total other (expense)	(23,077)	(11,543)

Income before taxes on income	14,304	16,514

Taxes on income	5,464	4,850

Net income	8,840	11,664

Less: preferred dividends	9,349	8,587

Net (loss) income available to common shareholders	$(509)	$3,077

Net (loss) income per common share basic and diluted	$(.19)	$1.21

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands)

Nine Months Ended August 31, 2004

	Common Stock		Accumulated		Retained
			Other	Shareholder	Earnings/
	Amount	Paid-In Capital	Comprehensive	Note	(Accumulated	Total
	$.001 PAR		Income (Loss)	Receivable	Deficit)

Balance, November 30, 2003	$3	$1,726	$1,312	$(200)	$(210,132)	$(207,291)

Comprehensive income:
Net income for nine months ended August 31, 2004	-	-	-	-	8,840	8,840
Loss on foreign currency translation	-	-	(369)	-	-	(369)
Unrealized loss on derivative hedged instruments	-	-	(323)	-	-	(323)

Comprehensive income						8,148

Issuance of common stock	-	3,024	-	-	-	3,024
Cash dividend paid ($6.83 per common share)	-	(4,697)	-	-	(14,142)	(18,839)
Preferred stock dividend	-	-	-	-	(9,349)	(9,349)

Balance, August 31, 2004	$3	$53	$620	$(200)	$(224,783)	$(224,307)

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Nine Months Ended

August 31,		August 31,
2004		2003

(Unaudited)		(Unaudited)
Cash flows provided by operating activities:

Net income	$8,840	$11,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,876	4,373
Unrealized loss (gain) on interest rate swap	358	(194)
Deferred income taxes	(928)	20
Write-off of remaining deferred financing fees on retired debt and discount on retired subordinated debt	4,582	-
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,996)	(6,682)
(Increase) in inventories	(3,942)	(645)
Decrease (increase) in prepaid expenses and miscellaneous	971	(408)
(Increase) decrease in other assets	(322)	21
(Decrease) in accounts payable and accrued liabilities	(592)	(3,805)

Net cash provided by operating activities	9,847	4,344

Cash flows used in investing activities:
Capital expenditures	(2,134)	(2,489)

Net cash used in investing activities	(2,134)	(2,489)

Cash flows used in financing activities:
Principal payments on long-term debt, including the revolver and bank debt	(195,370)	(58,526)
Proceeds from bank debt, including the revolver	247,400	56,650
Debt refinancing costs	(2,640)	-
Dividends paid	(59,945)	-
Proceeds from issuances of common stock	331	245
Proceeds from exercise of stock options	2,693	-

Net cash used in financing activities	(7,531)	(1,631)

Net increase in cash	182	224

Cash at beginning of period	1,702	1,221

Cash at end of period	$1,884	$1,445

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$16,489	$15,788
Income taxes	6,378	6,627

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FINANCIAL INFORMATION

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all normal adjustments necessary for the fair presentation of Juno Lighting, Inc.'s (the "Company") financial position, stockholders' deficit, results of its operations and cash flows. The results of operations for the three and nine months ended August 31, 2004 are not necessarily representative of results for the year ended November 30, 2004. The information in the condensed consolidated balance sheet as of November 30, 2003 was derived from the Company's 2003 audited consolidated financial statements. Certain amounts in the prior year's financial statements and notes thereto have been reclassified to conform to the current year presentation. Such reclassifications had no impact on previously reported net income.

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

GOODWILL

   The Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangibles" during the year ended November 30, 2002 ("fiscal 2002"). The Company reviews goodwill for impairment during the fourth quarter of each fiscal year. Since November 30, 2003, no events have occurred, nor has there been a change in circumstances, that would reduce the fair value of the reporting unit below its carrying amount. Furthermore, the Company has not amortized any of its goodwill subsequent to the adoption of SFAS No. 142 in 2002.

INCOME TAXES

   The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

DERIVATIVE FINANCIAL INSTRUMENTS

   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), which requires that all derivative instruments be recognized in the financial statements at fair value. In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," ("SFAS No. 149") which amends and clarifies the accounting for derivatives instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or cash flows.

   The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading or other speculative purposes, nor does it use leveraged financial instruments. The Company's derivative financial instruments counterparty is a high-quality commercial bank with significant experience with such instruments. Credit risk related to the derivative financial instruments is considered minimal and is managed by requiring high credit standards for its counterparty and periodic settlements. The Company has procedures to monitor change in counterparty credit exposure.

   All derivatives are recorded at fair value on the balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges are recorded in unrealized loss on derivative hedged instruments net of tax, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) and recognized in expense when the Company recognizes expense on the related debt instruments and all ineffective changes in fair value are recorded currently in earnings in expense.

   The Company discontinues hedge accounting prospectively when (1) it determines that the derivative instrument is no longer effective in offsetting changes in the fair value or cash flows of the underlying exposure being hedged; (2) the derivative instrument expires or is sold, terminated or exercised; or (3) the Company determines that designating the derivative instrument as a hedge is no longer appropriate.

STOCK-BASED COMPENSATION

   As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Company has elected to continue to account for its stock-based awards in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and has adopted the disclosure provisions for options issued to employees.

   In December 2002, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table sets forth the impact of stock-based compensation on a pro forma basis:

	(in thousands except per share amounts)
	Third Quarter Ended		Nine Months Ended

	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003

Net (loss) income as reported	$(429)	$4,548	$8,840	$11,664
Stated preferred dividend	(3,214)	(2,920)	(9,349)	(8,587)
Additional preferred dividend (assumed full distribution of net income)*	-	(197)	-	-

Net (loss) income available to
common shareholders as reported	$(3,643)	$1,431	$(509)	$3,077

Pro Forma net (loss) income	$(1,174)	$4,376	$7,774	$11,152
Stated preferred dividend	(3,214)	(2,920)	(9,349)	(8,587)
Additional preferred dividend (assumed full distribution of net income)*	-	(79)	-	-

Pro Forma net (loss) income
available to common shareholders	$(4,388)	$1,377	$(1,575)	$2,565

Net (loss) income per share as reported
basic and diluted**	$(1.34)	$0.56	$(0.19)	$1.21

Pro Forma net (loss) income per share
basic and diluted**	$(1.61)	$0.54	$(0.59)	$1.01

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  No dilutive effect due to losses in 2004 and options grants with strike prices exceeding stock price throughout 2003.

   Pursuant to the terms of the Company's stock option plans, on July 20, 2004, the exercise prices for all outstanding options were adjusted in conjunction with the payment of the Dividend (as defined below), such that the ratio of the exercise price to the stock price prior to and immediately after the ex-dividend date would remain unchanged. There was no financial statement impact as a result of the repricing of the options. The adjusted exercise price is shown below for remaining stock options outstanding at August 31, 2004.

Grant Date	No. of options	Prior Exercise Price	Adjustment Factor	Adjusted Exercise Price

1995	2,500	$14.4375	81.0067%	$11.6953
1996	1,500	$15.3750	81.0067%	$12.4548
1998	1,000	$20.7500	81.0067%	$16.8089
1998	4,950	$22.1875	81.0067%	$17.9734
1999	865,806	$25.0000	81.0067%	$20.2517
1999	19,100	$31.5900	81.0067%	$25.5900
2004	300,000	$25.0000	81.0067%	$20.2517

Weighted Average Exercise Price	1,194,856	$25.0555		$20.2966

INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories are summarized as follows (Unaudited):

	(in thousands)
	August 31, 2004	November 30, 2003

Finished goods	$14,266	$11,120
Raw materials	12,910	11,969
Reserve for Obsolescence	(1,262)	(1,117)

	$25,914	$21,972

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

Long-term debt consists of the following:

	(in thousands)
	August 31,	November 30,
	2004	2003

	(Unaudited)	(Unaudited)
Wachovia Bank, N.A. and certain other lenders,
payable in installments through
November 2010, plus quarterly interest payments
at a variable rate generally approximating 3 month
LIBOR plus 2.75%	$156,000	$-
Wachovia Bank, N.A. and certain other lenders,
payable May 2011, plus quarterly interest payments variable rate, at a variable rate generally approximating 3 month 5.5%
LIBOR plus 5.5%	50,000	-
Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.00%	-	6,167
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
installments through November 2006, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.75%	-	17,103
Senior Subordinated Notes, plus
interest at 11 7/8%, net of discount of $617	-	124,383

	206,000	147,653
Less current maturities	(1,650)	(2,919)

Total long-term debt	$204,350	$144,734

Page9

   The Company had a senior credit facility ("Senior Credit Facility") with Bank of America, N.A., and certain other lenders providing (i) a $90 million term facility consisting of a (a) $40 million tranche A term loan ("Term Loan A"), and (b) $50 million tranche B term loan ("Term Loan B"), and (ii) a $35 million revolving credit facility ("Line of Credit"). On May 21, 2004, the Company obtained a new credit agreement (the "Credit Agreement") with Wachovia Bank, N.A. and certain other lenders providing a $245 million credit facility consisting of (a) a $30 million revolving credit facility (the "Revolving Credit Facility"), (b) $165 million First Lien term loan ("First Lien Loan"), and (c) $50 million Second Lien term loan ("Second Lien Loan").

   The Second Lien Loan was funded on May 21, 2004 and the proceeds of $50 million were used to retire the Senior Credit Facility. On July 1, 2004, the $165 million First Lien Loan was funded and these funds, along with the remaining proceeds from the Second Lien Loan, were (1) used to retire $125 million of 11-7/8% Senior Subordinated Notes (the "Notes"), including a $7.4 million call premium incurred as a result of the retirement of the Notes, and (2) used to pay a portion of the $59.945 million dividend (the "Dividend").

   The Dividend was declared by the Juno Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004 and was paid on July 26, 2004.

   Prepayments of the outstanding Second Lien Loan may not be made until all borrowings under the Revolving Credit Facility and the First Lien Loan have been repaid in full.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At August 31, 2004, the interest rates for the First Lien Loan and Second Lien Loan were 4.41% and 7.34%, respectively. Interest rates are reset periodically based on the Company's LIBOR elections. Interest on the First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively.

   There were no outstanding borrowings under the Revolving Credit Facility and the maximum available credit was $30 million as of August 31, 2004.

   Relating to the Credit Agreement, the Company incurred approximately $2.7 million of financing fees, which are being amortized over the life of the related debt. Unamortized financing fees of $3.25 million related to the Notes and a $7.4 million call premium related to the retirement of the Notes were expensed during the third quarter.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as provided for in the Credit Agreement dated May 21, 2004. The aggregate amounts of existing long-term debt maturing are as follows (in thousands):

2005	$1,650
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	197,338

   The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts new indebtedness and the payment of dividends (exclusive of the Dividend discussed above) which cannot be paid until repayment of the debt has occurred.

DERIVATIVE INSTRUMENTS

   The Company entered into a Credit Agreement on May 21, 2004, which required the Company to enter derivative contracts by September 2004 designed to hedge against interest rate fluctuation related to the Company's newly acquired debt. The Company entered into two pay-fixed interest rate swaps during August 2004 designated as cash flow hedges with an outstanding notional principal amount of $114 million as of August 31, 2004 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by effectively converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The Company recorded a loss due to the change in fair value of the swaps of approximately $521,000 during the quarter ended August 31, 2004, deferred in other comprehensive income net of tax (approximately $323,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was insignificant. The Company expects approximately $254,000 of the losses, net of tax, deferred in other comprehensive income to be recognized in earnings over the next twelve months.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in net unrealized gains (loss) of $71,000 and $ (1,496,000) for the quarters ended August 31, 2004 and August 31, 2003 respectively, and net unrealized (loss) gains of $(358,000) and $194,000 for the nine months ended August 31, 2004 and 2003 respectively. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income(expense) on the condensed consolidated statements of income for the quarters ended August 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

SERIES A AND SERIES B PREFERRED STOCK

   On June 30, 1999, the Company issued 1,060,000 shares of Series A preferred stock ("Series A") to Fremont Investors and certain employees of the Company. On November 30, 2000, the Company issued 3,500 shares of Series B preferred stock ("Series B", and together with the Series A, the "Preferred Stock") to the Company's Chief Executive Officer.

   In connection with the declaration of the cash Dividend, the Board of Directors and, through an action by written consent, certain holders of Juno's outstanding Preferred Stock approved a resolution authorizing an amendment to Juno's certificate of incorporation ("Amended Certificate of Incorporation") to reduce the liquidation preference of its Preferred Stock by the amount of the dividend received by preferred shareholders; adjust the applicable annual dividend percentage payable on the reduced liquidation preference to 11% and, to the extent dividends are accrued but not paid after November 2005, 12%; generally allow for deferral of accrued dividends on the Preferred Stock and deferral of conversion of accrued dividends into common stock until the earlier of (1) 30 days after the termination or replacement of the Credit Agreement or elimination of dividend payment restrictions thereunder (but in no event before July 1, 2008), (2) occurrence of a change in control or liquidation transaction as defined, (3) redemption of the Preferred Stock or (4) July 1, 2011; and require that decisions regarding dividend payments on and redemption of the Preferred Stock be approved by a majority of Juno's independent directors. The amendment became effective when filed with the Secretary of State of Delaware on August 31, 2004.

   Prior to the amendment of Juno's certificate of incorporation, the holders of the Preferred Stock were entitled to receive cumulative quarterly dividends, whether or not declared by the Board of Directors, in an amount equal to the greater of:

   - dividends which would have been payable to the holders of Preferred Stock, as the case may be, in such quarter had they converted their Preferred Stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or
   - the stated amount then in effect multiplied by 2%.

Page11

   The Amended Certificate of Incorporation provides that, after May 31, 2004, the holders of Preferred Stock are entitled to receive quarterly cash dividends on the last day of each fiscal quarter in an amount equal to the greater of:

   - dividends which would have been payable to the holders of Preferred Stock, as the case may be, in such quarter had they converted their Preferred Stock into Juno common stock prior to the record date of dividends declared on the common stock in such quarter, or
   - the applicable specified convertible Preferred Stock dividend rate then in effect.

   Under the terms of the Amended Certificate of Incorporation, the specified Preferred Stock dividend rates are as follows:

   -   for dates on or before November 30, 2005, 2.75% of the stated amount then in effect,
   -   for dates occurring after November 30, 2005 and on or before the date of a refinancing (as defined in the
       Amended Certificate of Incorporation), 3% of the stated amount then in effect, and
   -   for dates occurring after November 30, 2005 and after a refinancing of the new credit facility, 2.75% (3% in the event payment of such dividends are deferred) of the stated amount then in effect.

   As a result of the amendment, the stated value of the Preferred Stock was reduced by the amount of the dividend paid with a corresponding proportional reduction in the conversion price as shown below:

(in thousands except for share amounts)

	Stated value prior to amendment	Amount of dividend	Stated value after amendment and dividend payment	Stated per share value prior to amendment	Stated per share value after amendment and dividend payment

Series A	$157,511	$40,983	$116,528	$148.59	$109.93
Series B	471	123	348	$134.59	$99.57

Total	$157,982	$41,106	$116,876

Conversion price prior to amendment	% Reduction in stated value	Revised conversion price

$26.25	26%	$19.42

   Prior to the amendment of Juno's certificate of incorporation, the Preferred Stock dividends were payable by an increase in stated amount of such stock until May 31, 2004, in the case of the Series A preferred stock, and November 30, 2005, in the case of the Series B preferred stock. The Dividend paid was accounted for as a repayment of previously accrued dividends. Under the terms of the Amended Certificate of Incorporation, the revised stated value of the Preferred Stock after the amendment and dividend payment as shown in the above table, will no longer be affected by the quarterly cash dividends. If not paid, such dividends are accrued and as of August 31, 2004, the Company has $3,214,000 of dividends payable to Preferred stockholders.

   As of August 31, 2004, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $19.42 per share of common stock to be issued. Accrued but unpaid cash dividends on Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $26.25 per share of common stock to be issued. Accrued but unpaid cash dividends can not be converted until expiration of the deferred dividend due date described below.

   The Company can defer payment of the Preferred Stock cash dividends. Deferral of dividends accruing on a date occurring on or before the deferred dividend due date may be deferred, in whole or in part, at the election of a majority of the independent directors until the deferred dividend due date and dividends accruing thereafter may be deferred, in whole or in part, only at the election of a majority of the independent directors. The "deferred dividend due date" occurs upon the earliest of: (1) if the Credit Agreement no longer prohibits the Company from paying cash dividends on the Preferred Stock or a refinancing has occurred, the later of (a) the date that is 30 days after the effective date of such refinancing and (b) July 1, 2008 (in the case of the Series A preferred stock) and December 1, 2008 (in the case of the Series B preferred stock), (2) any redemption date with respect to the Preferred Stock, (3) the date of any liquidation, dissolution or winding up of the Company, (4) the date of consummation of a change of control transaction and (5) June 30, 2011. The Company expects payment of cash dividends on the Preferred Stock to be deferred so long as the Credit Agreement restricts the Company's ability to pay such dividends.

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

   The Company may, at any time after the ninth anniversary of the original issuance date, redeem the shares of Series A preferred stock at stated value, plus accrued but unpaid dividends. The Company may, at any time after the eighth anniversary of the original issuance date, redeem the shares of the Series B preferred stock at stated value, plus accrued but unpaid dividends. However, terms of the Credit Agreement restrict the redemption of the Preferred Stock for the life of the Credit Agreement. Under the terms of the Amended Certificate of Incorporation, any determination with respect to redemption of Preferred Stock shall be made solely by the affirmative vote of a majority of the Company's independent directors.

BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows (Unaudited):

		(In Thousands)

Three months ended August 31,	2004	2003

Net Sales:
United States
(including Puerto Rico)	$58,224	$47,723
Canada	4,943	4,310

Total	$63,167	$52,033

Nine months ended August 31,	2004	2003

Net Sales:
United States
(including Puerto Rico)	$164,503	$133,336
Canada	13,637	12,201

Total	$178,140	$145,537

	August 31,	November 30,
	2004	2003

Total Assets:
United States	$120,501	$116,298
Canada	14,338	15,666

Total	$134,839	$131,964

RECENTLY ISSUED ACCOUNTING STANDARDS

   In March of 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-6 "Participating Securities and the Two Class Method under FASB Statement No. 128." The guidance in this EITF issue is effective for quarters ending after June 30, 2004. The issue requires companies with convertible securities to calculate basic earnings per share under a "two class" method. Under this method, the Company must calculate the pro-forma distribution of all earnings in the period to holders of basic and preferred securities. If the basic EPS under this method is less than the basic EPS calculated under the method originally proscribed in SFAS 128 "Earnings per Share," this lower figure must be recorded as the basic EPS. The consensuses in EITF Issue 03-6 must be applied by restating previously reported EPS. The financial statements for the three and nine month periods ending August 31, 2003 have been restated as necessary for the application of the consensus in EITF 03-6. This resulted in a reduction of basic EPS for the three month period ended August 31, 2003 of $0.08 per share and no adjustment for the nine month period ended August 31, 2003. The EPS presented for the three and nine month periods ended August 31, 2004 also reflects the adoption of the consensus.

NET INCOME PER COMMON SHARE

   Net earnings per share is calculated in accordance with EITF 03-06, effective for quarters ending after June 30, 2004. Basic earnings per share is computed under the following method:

    Net income is reduced by the greater of the stated preferred dividend or the full distribution of income attributable to the preferred shares to arrive at net income available to common shareholders which is then divided by the weighted average number of common shares outstanding during the period.

   Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding including assumed exercise of dilutive stock options during the periods and assumed conversion of the Preferred Stock, if dilutive.

   The calculations of earnings per share are presented below utilizing the required numerators and denominators in accordance with EITF 03-06. Earnings per share for the quarter ended August 31, 2003 has been restated as necessary for the application of the consensus in EITF 03-6. This resulted in a reduction from the previously reported amount of basic EPS of $0.08 per share for the three month period ended August 31, 2003 and no adjustment for the nine month period ended August 31, 2003.

Basic and Diluted Earnings Per Share: (Unaudited)
	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003

Net (loss) income	$(429)	$4,548	$8,840	$11,664
Stated preferred dividend	(3,214)	(2,920)	(9,349)	(8,587)
Additional preferred dividend (assumed full distribution of net income)*	-	(197)	-	-

Net (loss) income available to
common shareholders	(3,643)	1,431	(509)	3,077
Weighted average common shares
outstanding	2,718,857	2,552,263	2,648,438	2,538,626

Net (loss) income per common share
basic and diluted**	$(1.34)	$0.56	$(0.19)	$1.21

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  No dilutive effect due to losses in 2004 and options grants with strike prices exceeding stock price throughout 2003.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2004	2003	2004	2003

Net (loss) income	$(429)	$4,548	$8,840	$11,664
Foreign currency
translation adjustment	498	(259)	(369)	1,209
Unrealized loss on derivative hedged instruments	(323)	-	(323)	-

Comprehensive income	$(254)	$4,289	$8,148	$12,873

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	Nine Months Ended	Fiscal Year Ended
	August 31, 2004	November 30, 2003

Foreign currency
translation adjustment	$943	$1,312
Unrealized loss on derivative hedged instruments	(323)	-

Accumulated other
comprehensive income (loss)	$620	$1,312

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS:

THREE MONTHS ENDED AUGUST 31, 2004 COMPARED WITH THREE MONTHS ENDED
AUGUST 31, 2003

   During the third quarter ended August 31, 2004, net sales increased $11.1 million (or 21.4%) to $63,167,000 compared to $52,033,000 for the like period in 2003. Approximately 25% of the third quarter consolidated sales growth resulted from new product introductions. The remaining 75% resulted from general volume increases including those associated with new channels of distribution and selling price increases described below.

   Gross profit expressed as a percentage of net sales increased to 50.5% for the quarter, compared to 50.2% for the like period in 2003 due primarily to positive leverage on labor and overhead from increased sales volumes and was partially offset by unfavorable purchase price variances on commodity raw materials of approximately $822,000. The Company implemented a selling price increase for most of its product lines effective May 1, 2004 to offset rising material costs, resulting in approximately $1,170,000 in additional revenue. Management anticipates additional revenue resulting from the selling price increase will be offset by continued higher material costs.

   Selling, general and administrative expenses increased $2.2 million to $17,987,000 (28.5% of sales) for the third quarter of 2004 compared to $15,765,000 (30.3% of sales) for the like period in 2003. Approximately 63% of this increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 5% was due to increased sales promotion expenses and approximately 12% was due to the provision for the fiscal 2004 management incentive program. The remainder of the increase is attributed to increases in other expenses.

   As a result of the above factors, operating income increased to 22.1% of sales as compared to 19.9% for the like period in 2003.

   Total other expense was $14,410,000 for the third quarter ended August 31, 2004 compared to $5,160,000 for the like period in 2003. This increase was principally due to the debt refinancing which caused the Company to expense unamortized deferred financing fees of $3.25 million related to the $125,000,000 of 11-7/8% Senior Subordinated Notes (the "Notes") in addition to a $7.4 million call premium related to the retirement of the Notes.

   The effective income tax rate for the quarter ended August 31, 2004 was 8.3% resulting from losses incurred from US operations that were offset by income from Canadian operations that is taxed at a higher rate. The effective income tax rate for the quarter ended August 31, 2003 was 12.4% due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years. The effective tax rate in 2003 excluding the benefit was consistent with historical results.

   During September 2004, the collective bargaining agreement covering factory employees at the Company's Indianapolis location expired. Factory employees at this location are continuing to work under an extension of the expired collective bargaining agreement. The Company is currently negotiating the terms of a new collective bargaining agreement covering factory employees at this location, however, no assurance can be made that as to when such negotiation will be completed or the terms of any new collective bargaining agreement.

NINE MONTHS ENDED AUGUST 31, 2004 COMPARED WITH NINE MONTHS ENDED MAY 31, 2003

   During the nine-month period ended August 31, 2004, net sales increased $32.6 million (or 22.4%) to $178,140,000 compared to $145,537,000 for the like period in 2003. Approximately 25% of the consolidated sales growth during the period resulted from new product introductions. The remaining 75% resulted from general volume increases including those associated with new channels of distribution and selling price increases described below.

   Gross profit expressed as a percentage of net sales increased to 50.3% for the quarter, compared to 50.1% for the like period in 2003 due primarily to positive leverage on labor and overhead from increased sales volumes and was partially offset by unfavorable purchase price variances on commodity raw materials of approximately $1,256,000. The Company implemented a selling price increase for most of its product lines effective May 1, 2004 to offset rising material costs, resulting in approximately $1,500,000 in additional revenue. Management anticipates additional revenue resulting from the selling price increase will be offset by continued higher material costs.

   Selling, general and administrative expenses increased $7.3 million to $52,200,000 (29.3% of sales) for the period compared to $44,911,000 (30.9% of sales) for the like period in 2003. Approximately 45% of this increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 12% was due to increased sales promotion expenses and approximately 15% was due to the provision for fiscal 2004 management incentive program. The remainder of the increase is attributed to increases in other expenses.

   As a result of the above factors, operating income increased to 21.0% of sales as compared to 19.3% for the like period in 2003.

   Total other expense was $ 23,077,000 for the nine months ended August 31, 2004 compared to $11,543,000 for the like period in 2003. This increase was principally due to the debt refinancing which caused the Company to expense unamortized deferred financing fees of $3.25 million related to the Notes, unamortized deferred financing fees of $719,000 related to the Senior Credit Facility and a $7.4 million call premium related to the retirement of the Notes. Interest expense was $11,501,000 for the nine months ended August 31, 2004 compared to $11,922,000 for the like period in 2003. Terms of the Credit Agreement reflect substantially lower overall interest rates based on certain variable indices and the Company anticipates these terms will materially reduce interest expense in future periods. See note on long-term debt for additional information.

   The effective income tax rate for the nine months ended August 31, 2004 was 38.2% compared to 29.4% for the like period in 2003. This increase in the effective rate was due to the recognition of a one-time tax benefit of $1,300,000 in the third quarter of 2003 as a result of the closing of certain tax years. The effective tax rate in 2003 excluding the benefit was consistent with historical and current period results.

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

LIQUIDITY AND CAPITAL RESOURCES:

   During the nine-month period ended August 31, 2004, operating activities provided cash flow of $9,847,000. Accounts receivable increased $2,996,000 (7.7%) primarily due to strong sales during the third quarter. Inventory increased $3,942,000 (17.9%) in support of current and anticipated sales increases. Prepaid expenses and miscellaneous current assets decreased $971,000 primarily due to the cancellation of the swap contract on the retired senior credit facility ("Senior Credit Facility") with Bank of America, N.A. and certain other lenders (which consisted of a $90 million term facility and a $35 million revolving credit facility). Deferred financing costs decreased $2.0 million. The change in deferred financing costs was affected by additional capitalized financing fees of $2.7 million related to the debt refinancing, amortization of ($720,000) and a write-off of deferred financing costs of ($3,965,000) related to the retirement of the Senior Credit Facility and the Notes. Accounts payable increased $4,198,000 (34.2%) due to overall increases in inventory levels. Accrued liabilities decreased $4,790,000 (25.6%) primarily due to reductions in accrued liabilities for interest expense resulting from the retirement of the Notes which was partially offset by increases in accruals for incentive programs and compensation.

   Net cash used in investing activities amounted to $2,134,000 comprised of capital expenditures for the nine month period ending August 31, 2004.

   Deferred income taxes payable decreased by approximately $928,000 (29.8%) due to increases in temporary differences between the financial reporting and income tax bases related to the valuation of the retired derivative instrument and its related gains and prepaid advertising costs.

   The net cash used by financing activities of $7,531,000 consisted primarily of proceeds from the Credit Agreement (described below) of $215,000,000 (proceeds from the First and Second Lien Loans constituting part of the Credit Agreement) net of the repayments to: settle borrowings under the Senior Credit Facility of $23,270,000 under the term facility and $5,700,000 under the revolving facility, retire the Notes, principal payments of $9,000,000 under the First Lien Loan and payment of $59,945,000 for the Dividend during the nine months ended August 31, 2004. On July 1, 2004, the $165 million First Lien Loan was funded and, along with the remaining proceeds from the Second Lien Loan, these funds were used to retire the Notes and to pay the $59.9 million cash dividend. The Dividend was declared by the Company's Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004 and was paid on July 26, 2004. The Company received approximately $2.7 million from the issuance of 148,681 shares of common stock from stock options exercised under the Company's stock option plans and $331,000 from the issuance of 29,840 shares of common stock under the Company's employee stock purchase plan.

   The following represents the sources and (uses) of net cash flows from debt refinancing activities that occurred in May and July 2004:

Sources:

First Lien Loan	$165,000
Second Lien Loan	50,000
Cash Flow from Operations	11,116

Total sources of cash from refinancing activities:	$226,116

Uses:

Repayment of Senior Credit Facility	$23,550
Repayment of the Notes	125,000
Call Premium on Prepayment of the Notes	7,422
Accrued Interest	7,559
Financing Fees and Transaction Expenses	2,640
Dividend paid on July 26, 2004	59,945

Total uses of cash from refinancing activities:	$226,116

   The Company's liquidity needs are expected to arise primarily from operating activities, servicing indebtedness and the payment of cash dividends on its outstanding Preferred Stock. As of August 31, 2004, the Company had cash of approximately $1,884,000 and total term debt of approximately $206 million. The Company's principal source of cash to fund its liquidity needs will be its available cash, net cash from operating activities and borrowings under the Revolving Credit Facility (described below). The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, pay cash dividends or to make necessary capital expenditures.

   On May 21, 2004, the Company entered into a credit agreement (the "Credit Agreement") with Wachovia Bank, N.A. and certain other lenders providing a $245 million term facility consisting of a $30 million revolving credit facility (the "Revolving Credit Facility"), a $165 million First Lien term loan ("First Lien Loan") and a $50 million Second Lien term loan ("Second Lien Loan"). Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At August 31, 2004, the interest rates for the First Lien Loan and Second Lien Loan were 4.41% and 7.34%, respectively. Interest on First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively. As of August 31, 2004, there were $156 million of outstanding borrowings under the First Lien Loan, $ 50 million of outstanding borrowing under the Second Lien Loan and no outstanding borrowings under the Revolving Credit Facility. The maximum available credit under the Revolving Credit Facility was $30 million as of August 31, 2004.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Prepayments of borrowings outstanding under the Second Lien Loan may not be made until all borrowings outstanding under the Revolving Credit Facility and the First Lien Loan have been repaid in full. The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts new indebtedness and the payment of dividends (exclusive of the Dividend discussed above).

   As of August 31, 2004, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $19.42 per share of common stock to be issued. Accrued but unpaid cash dividends on Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $26.25 per share of common stock to be issued. Accrued but unpaid cash dividends can not be converted until expiration of the deferred dividend due date described below.

   Under the terms of the Amended Certificate of Incorporation shares of Preferred Stock are entitled to quarterly cash dividends. The Amended Certificate of Incorporation provides cash dividend rates of 2.75% of the stated amount of the Preferred Stock for dates on or before November 30, 2005, 3% of the stated amount of the Preferred Stock for dates occurring after November 30, 2005 and on or before the date of a refinancing (as defined in the Amended Certificate of Incorporation) and 2.75% (3% in the event payment of such dividends are deferred) of the stated amount of the Preferred Stock for dates occurring after November 30, 2005 and after a refinancing.   The table below illustrates the quarterly per share dollar amount of the Preferred Stock cash dividend.

	Reduction in Stated Amount & 2.75% quarterly dividend rate	Reduction in Stated Amount & 3% quarterly dividend rate

Series A preferred stock	$ 3.02	$ 3.30
Series B preferred stock	2.74	2.99

   The Company can defer payment of the Preferred Stock cash dividends. Deferral of dividends accruing on a date occurring on or before the deferred dividend due date may be deferred, in whole or in part, at the election of a majority of the independent directors until the deferred dividend due date and dividends accruing thereafter may be deferred, in whole or in part, only at the election of a majority of the independent directors. The "deferred dividend due date" occurs upon the earliest of: (1) if the Credit Agreement no longer prohibits the Company from paying cash dividends on the Preferred Stock or a refinancing has occurred, the later of (a) the date that is 30 days after the effective date of such refinancing and (b) July 1, 2008 (in the case of the Series A preferred stock) and December 1, 2008 (in the case of the Series B preferred stock), (2) any redemption date with respect to the Preferred Stock, (3) the date of any liquidation, dissolution or winding up of the Company, (4) the date of consummation of a change of control transaction and (5) June 30, 2011. The Company expects payment of cash dividends on the Preferred Stock to be deferred so long as the Credit Agreement restricts the Company's ability to pay such dividends.

OTHER MATTERS:

   This document contains various forward-looking statements. Statements in this document that are not historical, are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: changes in general economic conditions (including changes in market and benchmark interest rates) generally, the condition of financing and capital markets, Juno's ability to comply with the terms of the new Credit Agreement and satisfy financial covenants, levels of construction and remodeling activities, the ability to improve manufacturing efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In March of 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-6 "Participating Securities and the Two Class Method under FASB Statement No. 128." The guidance in this EITF issue is effective for quarters ending after June 30, 2004. The issue requires companies with convertible securities to calculate basic earnings per share under a "two class" method. Under this method, the Company must calculate the pro-forma distribution of all earnings in the period to holders of basic and preferred securities. If the basic EPS under this method is less than the basic EPS calculated under the method originally proscribed in SFAS 128 "Earnings per Share," this lower figure must be recorded as the basic EPS. The consensuses in EITF Issue 03-6 must be applied by restating previously reported EPS. The financial statements for the three and nine month periods ending August 31, 2003 have been restated as necessary for the application of the consensus in EITF 03-6. This resulted in a reduction of basic EPS for the three month period ended August 31, 2003 of $0.08 per share and no adjustment for the nine month period ended August 31, 2003. The EPS presented for the three and nine month periods ended August 31, 2004 also reflects the adoption of the consensus.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company entered into two pay-fixed interest rate swaps during August 2004 designated as cash flow hedges with an outstanding notional principal amount of $114 million as of August 31, 2004 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The Company recorded a loss due to the change in fair value of the swaps of approximately $521,000 during the quarter ended August 31, 2004, deferred in other comprehensive income net of tax. None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was insignificant. The Company expects approximately $254,000 of the losses, net of tax, deferred in other comprehensive income to be recognized in earnings over the next twelve months.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April, 2003) and $60 million (terminated July 2004) pay-floating rate swap, which resulted in net unrealized gains (loss) of $71,000 and $ (1,496,000) for the quarters ended August 31, 2004 and August 31, 2003 respectively, and net unrealized (loss) gains of $(358,000) and $194,000 for the nine months ended August 31, 2004 and 2003 respectively. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income (expense) on the condensed consolidated statements of income for the quarters ended August 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

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

On June 24, 2004 we filed a Form 8-K with respect to the results for the quarter ended May 31, 2004.
On July 1, 2004 we filed a Form 8-K with respect to the declaration of the Dividend.
On July 19, 2004 we filed a Form 8-K with respect to the actual per share amount of the previously declared cash dividend and the ex-dividend date.

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

Dated: October 14, 2004

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

Date: October 14, 2004

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

Date: October 14, 2004

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended August 31, 2004, as filed with the Securities and Exchange Commission on October 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: October 14, 2004

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended August 31, 2004, as filed with the Securities and Exchange Commission on October 14, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial conditions of the Company.

Date: October 14, 2004

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer