Form 10-K
period 2004-11-30
JUNO LIGHTING INC
filed 2005-02-25
CIK 723888

Quick Links  --   Click here to quickly navigate through this document.

UNITED STATES
SECURITIES AND EXCHANGE C0MMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
X	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	November 30, 2004

OR
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to	.

Commission file number	0-11631

JUNO LIGHTING, INC.

(Exact name of registrant as specified in its charter)
Delaware	36-2852993

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 S. Wolf Road P.0. Box 5065 Des Plaines, Illinois	60017-5065

(Address of principal executive offices)	(Zip code)
Registrant's telephone number, including area code:	(847) 827-9880

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.001 par value	The NASDAQ SmallCap Market

Securities registered pursuant to Section 12(g) of the Act:	None

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

Yes         No   X

Aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the most recently completed second fiscal quarter, May 31, 2004: $65,134,733.

At January 31, 2005, 2,806,691shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Proxy Statement for its 2005 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant's fiscal year, is incorporated into Part III of this Annual Report on Form l0-K, as indicated herein.

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

   The Company is a leading designer, assembler and marketer of recessed and track lighting fixtures. Its broad product line is used in commercial and residential remodeling and in new construction. Its principal products use a variety of light sources in line and low voltage and are designed for reliable and flexible function, energy efficient operation, attractive appearance and simple installation and servicing. The Company is also engaged in the marketing, design and manufacture of other incandescent, fluorescent and High Intensity Discharge ("HID") lighting products with application in the commercial lighting market, primarily in department and chain stores.

   Approximately 92% of the Company's sales in fiscal 2004 were made in the United States, with most of the balance made in Canada. The Company's sales are made primarily to electrical distributors and lighting showrooms as well as certain wholesale lighting outlets. Such distributors resell the Company's products for use in remodeling of existing structures and in new residential, commercial and institutional construction.

   The Company produces a wide variety of fixtures and related equipment for the recessed, track and HID lighting markets. Its recessed lighting fixtures are designed to be installed directly into ceilings, while its track lighting fixtures are mounted on electrified tracks affixed to ceilings or walls. End-users of the Company's products generally prefer them due to their superior design, reliability and ease of installation. Juno designs and assembles a majority of its products in-house. However, it outsources virtually all component manufacturing to a number of independent suppliers principally located near its production facilities. Some component inventory is maintained at independent supplier facilities. Inventories are maintained at three production and distribution facilities located near Chicago, Indianapolis and Toronto and at distribution facilities near Atlanta, Dallas, Los Angeles, San Francisco and Philadelphia.

   The Company's primary means of distribution is through over 2,100 distributors of lighting products located throughout the United States and Canada. The Company has established itself as a preferred lighting supplier by providing high quality and well-designed products, superior customer service, timely delivery, technical advice and product training. Its distributors maintain their own inventory of the Company's products, and, in turn, sell to electrical contractors and builders and, in some cases, at the retail level. Sales to distributors are made through the Company's knowledgeable sales staff and through manufacturers' agents who also sell other, non-competing electrical products. The Company also has a national accounts sales force that focuses on department store, specialty retail, supermarket and commercial accounts. The Company works closely with these national accounts to provide custom solutions to their lighting needs and, in turn, to have the Company's products specified for their major renovations or store expansions.

Financial Information About Segments

   Financial information about segments is set forth in Note 15 of the Notes to Consolidated Financial Statements on page 39 of this Form 10-K.

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

   The Company markets recessed lighting for residential applications under the Juno, Aculux and Pro-Vector brands and for commercial/institutional applications under the Juno and Indy brands. Recessed products are also sold through select Lowe's stores under the Lowe's Builder's Best brand. Each recessed fixture is composed of a housing and a separate trim. Various size and style housings may be fitted with a variety of light sources and trim designs to satisfy different optical and aesthetic requirements for ambient downlighting, wall wash, accent and task lighting. Housing styles are adapted for various construction conditions including insulated ceilings, providing direct downlight in sloped ceilings and to install from below the ceiling in remodel installations. Insulated ceiling housings are marketed with an Air-Loc feature that restricts the passage of air into and out of a residence through the fixture to minimize energy loss.

   The Juno brand is positioned as a high quality, high value line for residential and light commercial applications with an extensive product range. Pro-Vector, and Builder's Best are value offerings with limited product features and scope of line. The Aculux brand features precision optics and very low brightness apertures to allow more dramatic lighting effects as typically specified by lighting designers for higher-end custom homes. The Company's Juno and Indy brand commercial recessed fixtures are used most frequently in department and chain stores and offer commercial-grade construction and a wider selection of incandescent, HID and compact fluorescent light sources to provide the higher wattage, energy efficiency and longer lamp life required for these applications.

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

   The Company sells undercabinet and casework lighting products under the Juno and Danalite brands. These products compliment the Trac12 system mentioned above, which is also used extensively for these applications. Juno brand undercabinet products, introduced to the market in 2002 and enhanced in 2004, include a full offering of halogen, xenon and fluorescent models with varying features and price points to solve for the most common residential kitchen undercabinet lighting applications as well as commercial undercounter and shelf. Danalite brand products are made-to-order custom length linear extruded luminaires that are typically specified for use in more specialized millwork and showcase applications.

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

   Juno, Indy, Trac-Master, Real Nail, Air-Loc, Wireforms, Accents, Conix, Delta 200 Series, IdeaLab, It's All in the Lighting, Design Only and MH2 are registered trademarks of Juno. The Company owns the "Juno" trademark and housemark, and variations thereof, which are material to the Company's business. The Company considers its other trademarks to be valuable, but not essential to its business in the aggregate.

Production

   The Company designs and assembles a majority of its products in-house. However, the Company outsources virtually all component manufacturing to a number of independent suppliers who are located in the United States and abroad. Tools, dies and molds are manufactured by outside sources to the Company's designs and specifications. Tooling is consigned to independent job shops, largely near the Company's manufacturing facilities, which fabricate and finish the components of the Company's products. The Company inspects the components and assembles, tests, packages, stores and ships the finished products. Most assembly operations are performed at the Des Plaines, Illinois plant, Indianapolis, Indiana and Kitchener, Ontario assembly facilities with limited production by a third party of fully assembled products in Tijuana, Mexico with respect to several high volume units. Additionally, the Company sells certain finished products imported from China.

   The Company outsources manufacturing of virtually all components to minimize fixed costs and capital requirements and to produce flexibility in responding to market needs. It believes its utilization of subcontractors with specialized skills is the most efficient method of manufacturing its products. The Company further believes that alternate tool making specialists and fabricators are generally available. It uses multiple subcontractors for most of its components to facilitate availability. In addition, the Company purchases many of the raw materials used in the manufacturing of its components to control the quality of the raw materials used by the subcontractors and to receive more competitive prices for the raw materials. Currently, the Company contracts for the assembly of products with third parties whose facilities are located in Mexico and China.

   The Company spent approximately $5,943,000, $6,192,000, and $4,840,000 on research, development and testing of new products and development of related tooling in fiscal 2004, 2003, and 2002, respectively.

Sales and Distribution

   The Company has relationships with a broad base of over 2,100 distributors across the United States and in Canada. Each of the Company's distributors maintains its own inventory of Company products and in turn, sells to electrical contractors and builders and, in some cases, also sells at the retail level. In some cases, distributors will require that goods be drop shipped directly to the end user. Sales to distributors are made through the Company's own staff of sales managers and sales personnel and also through manufacturers' agents who sell other electrical products of a non-competitive character. The Company also seeks to have its products specified by architects, engineers and contractors for large commercial and institutional projects with actual sales made through the Company's distributors. The Company also sells to certain wholesale lighting outlets and national accounts.

   Inventories are maintained at three production and distribution facilities located near Chicago, Indianapolis and Toronto and at distribution facilities near Atlanta, Dallas, Los Angeles, San Francisco and Philadelphia. Most orders are shipped from stock inventory within 48 hours of receipt.

Backlog and Material Customers

   We have no material long-term contracts. The Company is not dependent on any single customer or group of customers, and no single customer accounted for sales in fiscal 2004 in an aggregate amount equal to 10% or more of the Company's consolidated revenues.

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

Intellectual Property

   As of November 30, 2004, the Company owned a substantial number of United States patents and had several patent applications on file with the United States Patent Office. The Company also has corresponding foreign patents and registered trademarks in the United States. There is no assurance that any patents will be issued with respect to pending or future applications. As the Company develops products for new markets and uses, it normally seeks available patent protection. The Company believes that its patents are important, but does not consider itself materially dependent upon any single patent or group of related patents.

Employees

   The Company employs approximately 1,000 persons. Most of the Company's factory employees are represented by one of two unions. The expiration dates for the collective bargaining agreements pertaining to the Company's Des Plaines, Illinois, and Indianapolis, Indiana locations are September 2005 and September 2007, respectively.

Available Information

   The Company's Internet address is www.junolighting.com. The Company makes the reports it files with the Securities and Exchange Commission pursuant to Section 13(a) or 15(d) of the Exchange Act available on its Internet website as soon as reasonably practicable after the reports are filed with or furnished to the SEC. The information on the Company's website is not part of this report.

ITEM 2. PROPERTIES

   Juno owns a building located in Des Plaines, Illinois of approximately 510,000 square feet, which serves at its principal assembly, warehouse and executive office facility. Juno also owns distribution warehouses in the Philadelphia, Atlanta, and Toronto areas, which have, in the aggregate, approximately 140,700 square feet of floor space and a 130,000 square foot assembly and general office facility in Indianapolis, Indiana for its Indy Lighting, Inc. subsidiary. The Company leases four additional distribution warehouses located in the Los Angeles, San Francisco, Dallas areas as well as in Kitchener, Ontario for relatively short terms, which have, in the aggregate, approximately 138,000 square feet of floor space. These warehouse leases call for an aggregate annual rental of approximately $933,000. The Company's facilities are modern, considered adequate for its business as presently conducted and experience varying levels of utilization.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

Executive Officers of the Registrant

   The following table gives certain information with respect to the Executive Officers of the Company as of January 31, 2005:

Name	Age	Positions Held

T. Tracy Bilbrough	48	President and Chief Executive Officer
Glenn R. Bordfeld	58	Executive Vice President and Chief Operating Officer
George J. Bilek	50	Executive Vice President, Chief Financial Officer, Secretary and Treasurer
W. Allen Fromm	58	Executive Vice President, Operations
Edward J. Laginess	54	Senior Vice President, Human Resources
Jacques P. LeFevre	49	Senior Vice President, Sales
Charles F. Huber	63	Senior Vice President, Engineering and Product Management
Scott L. Roos	47	Vice President, Design and Corporate Training
Richard B. Stam	43	Vice President, Sales

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

   Edward J. Laginess joined the Company as Senior Vice President, Human Resources in January 2005. From 2003 to 2004 he was Senior Vice President, Global Human Resources for Millward Brown, an international marketing consulting firm. From 2000 to 2003 he was Executive Vice President, Human Resources and Administration for Synovate/Market Facts, Inc., a market research and media company.

   Jacques P. LeFevre resigned from the Company effective February 11, 2005. He was Senior Vice President, Sales since October 2003. He served as a Vice President from August 1999 until October 2003. He served as President of Indy Lighting, Inc. (acquired by Juno in 1988) from October 1994 until October 2003. He was Vice President and General Manager of Indy Lighting from October 1983 to October 1994. Previously, he was a Certified Public Accountant with Arthur Young & Company for six years.

   Charles F. Huber has been Senior Vice President, Engineering and Product Management since September 2004. He served as Vice President, Engineering and Special Projects since July 1999. He was the Company's Vice President, Corporate Development from December 1992 to July 1999. From January 1989 to December 1992 he was employed by the Company as the Director of Corporate Development. From October 1984 to January 1989 he was employed by Reliance Electric, Inc., a manufacturer and distributor of electrical products, as its Vice President and General Manager.

   Scott L. Roos has been Vice President, Design and Corporate Training since September 2004. He rejoined Juno in October 1998 as Vice President, Product Management and Development. From August 1994 through October 1998 he was Vice President, Product Development and Marketing for Alkco, a division of the JJI Lighting Group (a manufacturer of lighting products). From 1990 through August 1994 he was the Company's Director of New Product Development.

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

   As of January 31, 2005 there were approximately 1,800 holders of record of Common Stock.

   The following table sets forth, for the fiscal years indicated, the range of high and low sales prices as reported by the Nasdaq Stock Market:

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	28.00	21.20	13.79	9.67
Second Quarter	38.33	27.33	13.54	11.61
Third Quarter	39.10	27.60	14.35	12.19
Fourth Quarter	40.10	28.13	23.25	12.70

   On July 1, 2004 the Board of Directors declared a cash dividend payable to the holders of its common and preferred stock (on an as converted basis). The Board of Directors set the record date for determining stockholders of record entitled to receive the dividend as July 16, 2004 and the payment date as July 26, 2004. The total dividend paid was approximately $59.945 million or $6.83 per share of common stock (or common stock equivalent). The Company is prohibited from paying further cash dividends on its common stock under the terms of the Company's Credit Agreement (as later defined herein) and its Amended and Restated Certificate of Incorporation.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(in thousands except per share amounts)

Year ended November 30,	2004	2003	2002	2001	2000

Net Sales
Gross Profit	$241,965	$200,566	$181,770	$179,947	$173,988
Net Income	120,874	100,633	90,745	91,144	85,565
Net Income (Loss) Available to	16,169	16,931	11,767	9,344	7,381
Common Shareholders	3,606	5,315	1,084	(526)	(1,717)
Net Income (Loss)
Per Common Share
Basic	1.34	2.09	.43	(.21)	(.71)
Diluted	1.26	2.09	.43	(.21)	(.71)
Cash Dividends Per Common Share	6.83	-	-	-	-
Total Assets	140,358	131,964	123,852	119,143	117,434
Long - Term Debt,
Less Current Maturities	194,438	144,734	155,626	167,742	182,665
Redeemable Preferred Stock	116,876	151,847	140,283	129,600	119,730
Stockholders' Deficit	(219,000)	(207,291)	(215,434)	(217,150)	(216,498)
Working Capital (1)	38,333	28,390	20,878	20,217	30,094
Current Ratio (2)	2.0 to 1	1.7 to 1	1.5 to 1	1.6 to 1	2.0 to 1

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview of the Business

   A key financial objective of Juno is to reduce leverage. Since the merger and recapitalization in 1999, the Company has successfully achieved its business and financial objectives through the following initiatives:

Sales Growth
   The Company seeks to enhance growth in sales through product development, customer service, sales execution and resultant improvement in its market share position. Over the years, the Company has introduced a wide range of innovative products targeted for residential and commercial applications. Management believes that the new product introductions planned for 2005 along with ModuLight (introduced in 2004) will enable the Company to continue to grow.

Productivity and Cost Control
   The Company has been able to maintain relatively consistent gross margins in 2004 in spite of substantial increases in principal raw materials, primarily steel and aluminum through the combination of selling price increases, favorable leverage on fixed costs, productivity improvements and cost control. In addition, through its continuous improvement initiative which began in 2001, the Company has focused attention on metrics to improve productivity in its manufacturing operations and continually search for ways to control cost.

EBITDA and Working Capital Improvement
   Through existing cash incentive plans and stock option plans, the Company provides incentives to management that reward behavior that stimulates sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) growth, working capital management and resultant favorable cash flow. The combination of the above factors has generated substantial growth in EBITDA since 2002. EBITDA is an important financial measurement because the Company understands that such information is considered by certain investors to be a basis for measuring the Company's ability to generate favorable cash flow, pay interest, make capital expenditures and reduce debt.

Summary of Critical Accounting Policies

Use of Estimates
   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include but are not limited to customer allowances and reserves for obsolete inventories. Actual results could differ from those estimates.

Revenue Recognition
   Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. Sales prices are fixed based upon sales orders. The Company has customer volume incentive programs that are recorded as a reduction to sales based upon written substantive agreements. In addition, the Company has recorded various customer allowance and credit programs as reductions of sales based upon historical experience rates. Shipping and handling costs are included in Selling, General and Administrative costs on the income statement.

Accounts Receivable
   The estimation of the Company's customer allowances reflects the Company's estimates of its customers' ability to satisfy their obligations. The Company considers the following factors when evaluating the collectibility of its accounts receivable: participation of its customer base in collective buying groups, historical payment trends of its customers, concentrations of risk, changes in economic conditions affecting the industry, and macro economic conditions on the whole.

   A portion of the Company's customer base participates in collective buying groups. These buying groups guarantee a certain amount of a participant's outstanding receivable in event of default, which enhances the probability of collection. The Company expects expansion of customers participating in buying groups during fiscal 2005.

Inventories
   The estimation of the Company's reserve for obsolete inventories is based on the forward coverage of inventories on hand at the end of an accounting period relative to trailing twelve months sales volumes. Changes in sales mix, production planning, and demand for the Company's products can materially impact the Company's estimate of obsolete inventories. Additionally, estimates concerning the valuation of inventories at lower of cost or market are impacted by the Company's judgments of sales forecasts, sales pricing, gross margin, and evolution of technological changes in the industry.

Goodwill
   Goodwill is recorded from the excess of purchase price over fair market value of net assets acquired for the Company's various acquisitions. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" during 2002 and no longer amortizes goodwill. Management conducts an annual review of the estimated fair market value of its business segment, using discounted cash flow techniques. Based upon management's most recent review, no goodwill impairment was recorded for the year ended November 30, 2004.

Intangible Assets
   In accordance with SFAS 142, intangible assets considered to have finite useful lives continue to be charged to expense through amortization as follows:

	Useful Life	Amortization method

License Technology	20 years	Straight-line
Deferred financing costs	6 years	Effective Interest
Patents and trademarks	13 - 25 years	Straight-line

   The Company performs an impairment test for these intangible assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. Impairment, if any, is calculated as the excess of the carrying value of the asset over its fair value and is charged to expense when discovered. The fair value of the asset is estimated based on its discounted future cash flows.

Accrued Liabilities
   A portion of accrued compensation and benefits is based on estimates of uninsured risks relating to health and workers' compensation claims of the Company's employees. The Company uses information accumulated from a third party consultant that reviews claims incurred but not reported to estimate potential exposure relating to uninsured risks. Actual reported claims may materially differ from those estimates.

Income Taxes
   The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Stock-Based Compensation
   As currently permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" , the Company has elected to continue to account for its stock-based awards to employees in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions.

Derivative Instruments
   On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, which requires that all derivative instruments be recognized in the financial statements at fair value.

   The Company uses derivative financial instruments to manage its exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to the Company. The Company does not use financial instruments for trading or other speculative purposes, nor does it use leveraged financial instruments.

   All derivatives are recorded at fair value on the balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges are recorded as an unrealized gain or loss on derivative hedged instruments net of tax, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) and recognized into income when the Company recognizes expense on the related debt instruments. All ineffective changes in fair value are recorded currently in earnings in expense.

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

Results of Operations
   This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally, interest rates, levels of construction and remodeling activities, the ability to improve manufacturing and operating efficiencies, disruptions in manufacturing or distribution, product and price competition, raw material prices, the ability to develop and successfully introduce new products, technology changes, patent issues, exchange rate fluctuations, and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Fiscal 2004 Compared to Fiscal 2003. For the fiscal year ended November 30, 2004, net sales increased $41,399,000 (or 20.6%) to $241,965,000 compared to $200,566,000 for the like period in 2003. Approximately 25% of the consolidated sales growth during the period resulted from new product introductions. The remaining 75% resulted from general volume increases including those associated with new channels of distribution and selling price increases described below.

   Gross profit expressed as a percentage of net sales decreased to 50.0% in fiscal 2004, compared to 50.2% in fiscal 2003 due primarily to unfavorable purchase price variances on commodity raw materials of approximately $2,108,000 and was partially offset by positive leverage on labor and overhead from increased sales volumes. The Company implemented a selling price increase for most of its product lines effective May 1, 2004 to offset rising material costs, resulting in approximately $2,756,000 in additional revenue. However, since the Company continues to experience increased prices for its raw materials, and in particular steel and aluminum, it has implemented a price increase of approximately 7% across all major brands effective December 1, 2004.

   Selling, general and administrative expenses increased $9,442,000 to $70,473,000 (29.1% of sales) in fiscal 2004 compared to $61,031,000 (30.4% of sales) in fiscal 2003. Approximately 47% of this increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 12% was due to increased sales promotion expenses and approximately 12% was due to the provision for fiscal 2004 management incentive program. The remainder of the increase is attributed to increases in other expenses.

   As a result of the above factors, operating income increased to 20.8% of sales in fiscal 2004 compared to 19.7% in fiscal 2003.

   Total other expense was $ 24,772,000 for the fiscal year ended November 30, 2004 compared to $14,978,000 for the like period in 2003. This increase was principally due to the debt refinancing which caused the Company to expense unamortized deferred financing fees of $3,246,000 related to the 11-7/8% Senior Subordinated Notes, unamortized deferred financing fees of $719,000 related to the Senior Credit Facility and a $7,422,000 call premium related to the retirement of the Notes. Interest expense was $14,861,000 for the fiscal year ended November 30, 2004 compared to $15,605,000 for the like period in 2003. Terms of the Credit Agreement reflect substantially lower overall interest rates based on certain variable indices and the Company anticipates these terms will materially reduce interest expense in future periods.

   The effective income tax rate for fiscal 2004 was 37% compared to 31.2% for fiscal 2003. This increase in the effective rate was due to the recognition of a one-time tax benefit of $1,300,000 in 2003 as a result of the closing of certain tax years.

Fiscal 2003 Compared to Fiscal 2002. For the fiscal year ended November 30, 2003, net sales increased approximately $18,796,000 or 10.3% to $200,566,000 from $181,770,000 for the like period in 2002. Approximately 40% of the consolidated sales increase was due to new product introductions, approximately 35% was from Alfa Lighting, which was acquired by Juno in October 2002, with the remainder due primarily to volume increases (including new channels of distribution). This increase was net of sales decreases totaling $5,070,000, of which, approximately 50% was from the Indy Lighting division and 50% was from price competition in commercial markets. Sales through Juno's Canadian subsidiary (which includes the Acculite division acquired in August 2001) increased 10.9% to $17,881,000 for the fiscal year ended November 30, 2003 compared to $16,122,000 for the like period in 2002.

   Gross profit expressed as a percentage of sales increased to 50.2% in fiscal 2003 compared to 49.9% in fiscal 2002 due primarily to margin contribution from Alfa Lighting.

   Selling, general and administrative expenses increased $7,271,000 to $61,031,000 (30.4% of sales) in fiscal 2003 compared to $53,760,000 (29.6% of sales) in fiscal 2002. Of this increase, approximately 30% was due to expenses from the Alfa division, which was acquired in October 2002, approximately 20% was due to the provision for the fiscal 2003 management incentive program, approximately 10% was attributed to sales and administrative salaries, approximately 10% was attributed to expenses associated with developing new channels of distribution, and approximately 10% was attributed to product development expenses with the remainder due primarily to variable expenses.

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

Liquidity and Capital Resources

Fiscal 2004 The Company generated positive net cash flow from operating activities of $21,357,000 which includes the impact of payment of a $7,422,000 call premium related to the retirement of the Notes. Accounts receivable increased $3,575,000 (9.2%) due partly to strong year-end sales as well as to increased sales volume with customers (associated with large marketing groups) that are subject to extended payment terms. Inventory increased $5,104,000 (23.2%) in support of current and anticipated sales increases. Prepaid expenses and other current assets decreased $1,608,000 (29.8% ) due principally to the cancellation of the swap contract on the retired senior credit facility ("Senior Credit Facility") with Bank of America, N.A. and certain other lenders (which consisted of a $90,000,000 term facility and a $35,000,000 revolving credit facility) and scheduled amortization of costs, incurred in fiscal 2003, of promotional materials for new product introductions, which were partially offset by increases in the value of the Company's current deferred tax assets. The decrease in intangibles of $2,421,000 (32.1%) was principally the result of a write-off of deferred financing costs of ($3,965,000) related to the retirement of the Senior Credit Facility and the Notes and amortization of ($978,000) which were partially offset by additional capitalized financing fees of $2,716,000 related to the debt refinancing. Accounts payable increased $4,830,000 (39.4%) due to overall increased inventory levels. Accrued liabilities decreased $2,230,000 (11.9%) principally due to reductions in accrued liabilities for interest expense resulting from the retirement of the Notes which was partially offset by increases in accruals for promotional programs and compensation.

   Net cash used in investing activities amounted to $5,805,000 comprised of capital expenditures of $2,702,000 for the twelve month period ended November 30, 2004 and the payment made under the terms of the Alfa Lighting purchase agreement of approximately $3,103,000.

   The net cash used by financing activities during the twelve months ended November 30, 2004 of $15,634,000 consisted primarily of proceeds from the Credit Agreement (described below) of $215,000,000 (proceeds from the First and Second Lien Loans constituting part of the Credit Agreement) net of the repayments to: settle borrowings under the Senior Credit Facility of $23,270,000 under the term facility and $5,700,000 under the revolving facility, retire the Notes, principal payments of $18,913,000 under the First Lien Loan and payment of $59,945,000 for the dividend payable to stockholders of record as of July 16, 2004 (the "Dividend"). On July 1, 2004, the $165,000,000 First Lien Loan was funded and, along with the remaining proceeds from the Second Lien Loan, these funds were used to retire the Notes and to pay the Dividend. The Dividend was declared by the Company's Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004 and was paid on July 26, 2004. The Company received approximately $3,480,000 from the issuance of 187,912 shares of common stock from stock options exercised under the Company's stock option plans and $331,000 from the issuance of 29,840 shares of common stock under the Company's employee stock purchase plan.

   The following represents the sources and (uses) of net cash flows from debt refinancing activities that occurred in May and July 2004:

Sources:

First Lien Loan	$165,000
Second Lien Loan	50,000
Cash Flow from Operations	11,192

Total sources of cash from refinancing activities:	$226,192

Uses:

Repayment of Senior Credit Facility	$23,550
Repayment of the Notes	125,000
Call Premium on Prepayment of the Notes	7,422
Accrued Interest	7,559
Financing Fees and Transaction Expenses	2,716
Dividend paid on July 26, 2004	59,945

Total uses of cash from refinancing activities:	$226,192

   In October 2003 the board of directors authorized a share repurchase program whereby the Company could buy up to $7,500,000 of its outstanding common stock from time to time in the open market or in private transactions. The Company did not repurchase any of its common stock in 2004.

   The Company's liquidity needs are expected to arise primarily from operating activities, servicing indebtedness and the payment of cash dividends on its outstanding Preferred Stock. As of November 30, 2004, the Company had cash of approximately $2,362,000, current borrowings of $2,500,000 under the Revolving Credit Facility (described below), the current portion of long term debt of $1,650,000 and total long term debt of approximately $194,438,000. The Company's principal source of cash to fund its liquidity needs will be its available cash, net cash from operating activities and borrowings under the Revolving Credit Facility (described below). The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, pay cash dividends or to make necessary capital expenditures.

Fiscal 2003 The Company generated positive net cash flow provided by operating activities of $18,548,000 comprised principally of net income, depreciation and amortization, deferred charges, decreases in inventories and increases in the allowance for doubtful accounts, other assets, accounts payable and accrued liabilities, (collectively aggregating $26,757,000), net of unrealized gain on interest rate swap, and increases in accounts receivable and prepaid expenses (collectively aggregating $8,209,000).

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

   Net cash used in investing activities amounted to $5,656,000 comprised of capital expenditures of $3,178,000 for fiscal 2003 and the payments made under the terms of the Alfa Lighting and Acculite purchase agreements of approximately $2,138,000 and $340,000 respectively.

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

Financing Arrangements and Dividends on Preferred Stock
   On May 21, 2004, the Company entered into a credit agreement (the "Credit Agreement") with Wachovia Bank, N.A. and certain other lenders providing a $245,000,000 term facility consisting of a $30,000,000 revolving credit facility (the "Revolving Credit Facility"), a $165,000,000 First Lien term loan ("First Lien Loan") and a $50,000,000 Second Lien term loan ("Second Lien Loan"). Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At November 30, 2004, the interest rates for the First Lien Loan and Second Lien Loan were 4.63% and 7.65%, respectively. Interest on First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively. As of November 30, 2004, there were $146,088,000 of outstanding borrowings under the First Lien Loan, $50,000,000 of outstanding borrowing under the Second Lien Loan, $2,500,000 of outstanding borrowings under the Revolving Credit Facility and $2,109,000 of outstanding letters of credit. The maximum available credit under the Revolving Credit Facility was $25,391,000 as of November 30, 2004.

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

   As of November 30, 2004, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $19.42 per share of common stock to be issued. Accrued but unpaid cash dividends on Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $26.25 per share of common stock to be issued. Accrued but unpaid cash dividends can not be converted until expiration of the deferred dividend due date described below.

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

	2.75% quarterly dividend rate	3% quarterly dividend rate

Series A preferred stock	$ 3.02	$ 3.30
Series B preferred stock	2.74	2.99

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

Contractual Obligations and Commitments
   In 2001, the Company purchased the rights to develop an innovative fluorescent lighting system which is being marketed under the Modulight brand name for $3,220,000 under a license agreement. To maintain exclusivity under this license agreement, the Company is required to make minimum quarterly royalty payments through December 31, 2020. Upon six months prior written notice to the licensor, the Company may convert its exclusive license to a non-exclusive license, with the conversion taking effect after completion of two full calendar quarters following receipt by licensor of notice. Thereafter, the Company's quarterly royalty payment shall be the greater of 5% of quarterly product revenues or $50,000.

   The Company also has noncancelable operating leases for distribution warehouse space and equipment.

   The following table summarizes the timing of principal payments on outstanding borrowings and contractual license and lease obligations:

	Payments Due by Period			(In thousands)

		Less Than	1 - 3	3 - 5	More Than
	Total	1 Year	Years	Years	5 Years

Long -term debt(1)	$196,088	$1,650	$3,300	$3,300	$187,838

Redeemable Preferred
Stock and Accumulated
Dividends(2)	171,224	-	-	-	171,224

License Agreement(3)	4,300	1,300	400	400	2,200

Operating lease
commitments(4)	2,361	1,473	783	105	-

Total Contractual
Obligations	$373,973	$4,423	$4,483	$3,805	$361,262

    (1)  Liability recorded on the balance sheet. See Note 8 for additional details.
    (2)  Assumes dividends are deferred and accrue through the first available redemption date of June 2008.
           Commitment of $123,304 is recorded on balance sheet. See Note 12 for additional details.
    (3)  Commitment not recorded on the balance sheet. See Note 6 and 10 for additional details.
    (4)  Commitment not recorded on the balance sheet. See Note 10 for additional details.

Other Matters

Recently Issued Accounting Standards

   In March of 2004, the Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue 03-6 "Participating Securities and the Two Class Method under FASB Statement No. 128." The guidance in this EITF issue is effective for quarters ending after June 30, 2004. The issue requires companies with convertible securities to calculate basic earnings per share under a "two class" method. Under this method, the Company must calculate the pro-forma distribution of all earnings in the period to holders of basic and preferred securities. If the basic EPS under this method is less than the basic EPS calculated under the method originally proscribed in SFAS 128 "Earnings per Share," this lower figure must be recorded as the basic EPS. The consensuses in EITF Issue 03-6 must be applied by restating previously reported EPS. The financial statements for fiscal years ending November 30, 2003 and 2002 have been restated as necessary for the application of the consensus in EITF 03-6. This resulted in a reduction of basic and diluted EPS for the twelve month period ended November 30, 2003 of $0.02 per share and no adjustment for the twelve month period ended November 30, 2002. The EPS presented for the fiscal year ended November 30, 2004 also reflects the adoption of the consensus.

   In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

   In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets", was issued which amends Accounting Principles Board Opinion ("APB") No. 29. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

   In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-based Payment" was issued and replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

   The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value, and magnitude of the impact on its 2005 consolidated net income and earnings per share.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to market risks arising from changes in interest rates.    The Company entered into two pay-fixed interest rate swaps during August 2004 designated as cash flow hedges with an outstanding notional principal amount of $107 million as of November 30, 2004 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The Company recorded a gain due to the change in fair value of the swaps of approximately $201,000 during the fiscal year ended November 30, 2004, deferred in other comprehensive income net of tax (approximately $108,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was insignificant.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in net unrealized (loss) gains of ($358,000) and $422,000 for the fiscal years ended November 30, 2004 and 2003 respectively. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income (expense) on the condensed consolidated statements of income for the fiscal years ended November 30, 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

   The Company manufactures its products in the United States and Canada and sells products in those markets. Additionally, the Company contracts for the manufacturing of certain products from a third party whose facilities are located in Mexico. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Canada. To manage this exposure, the Company closely monitors the working capital requirements of its Canadian subsidiaries and to the extent possible maintains their monetary assets in U.S. dollar instruments. The Company does not actively hedge its foreign currency translation risk. At November 30, 2004 total assets invested in Canada were $17,025,000.

   The Company is exposed to market risks arising from adverse changes in the cost of raw materials used in the production of its products, primarily steel and aluminum. The Company attempts to offset increases in raw material costs through a combination of selling price increases, favorable leverage on fixed costs, productivity improvements and cost control.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors And
Stockholders of Juno Lighting, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' deficit, and cash flows present fairly, in all material respects, the financial position of Juno Lighting, Inc. and Subsidiaries at November 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended November 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 16, 2005

CONSOLIDATED STATEMENTS OF INCOME

(in thousands except share amounts)

Year ended November 30,	2004	2003	2002

Net sales	$241,965	$200,566	$181,770
Cost of sales	121,091	99,933	91,025

Gross profit	120,874	100,633	90,745
Selling, general and administrative	70,473	61,031	53,760
Costs of terminated acquisition	-	-	3,050

Operating income	50,401	39,602	33,935

Other (expense) income:
Interest expense	(14,861)	(15,605)	(16,907)
Senior Subordinated Note call premium	(7,422)	-	-
Write-off of remaining deferred financing fees on retired debt	(3,965)	-	-
Interest and dividend income	100	49	17
Realized and unrealized (loss) gain on interest rate swap	(358)	422	1,967
Gain on foreign currency translation	1,683	-	-
Miscellaneous	101	156	75

Total other (expense), net	(24,722)	(14,978)	(14,848)

Income before taxes on income	25,679	24,624	19,087
Taxes on income	9,510	7,693	7,320

Net income	16,169	16,931	11,767
Less: Preferred stockholder participation rights	12,563	11,616	10,683

Net income available to common stockholders	$3,606	$5,315	$1,084

Net income per common share - Basic	$1.34	$2.09	$.43
Net income per common share - Diluted	$1.26	$2.09	$.43

Weighted average number of common shares outstanding -
Basic	2,682,786	2,545,298	2,513,875

Weighted average number of common shares outstanding -
Diluted	2,865,620	2,545,298	2,513,875

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30,	2004	2003

Assets
Current:
Cash	$2,362	$1,702
Accounts receivable, less customer allowances of $1,060
and $990	42,350	38,871
Inventories	27,049	21,972
Prepaid expenses and other current assets	4,161	5,403

Total current assets	75,922	67,948

Property and equipment:
Land	7,445	7,381
Building and improvements	34,244	33,898
Tools and dies	14,505	13,464
Machinery and equipment	9,150	8,477
Computer equipment	9,862	9,267
Office furniture and equipment	3,788	3,646

	78,994	76,133
Less: accumulated depreciation	(38,792)	(34,991)

Net property and equipment	40,202	41,142

Goodwill	18,690	15,083
Intangible assets, net of accumulated amortization of $1,796
and $7,002	5,125	7,546
Other assets	419	245

Total assets	$140,358	$131,964

Return to Index

CONSOLIDATED BALANCE SHEETS

(in thousands)

November 30,	2004	2003

Liabilities
Current:
Accounts payable	$17,019	$12,258
Accrued liabilities	16,420	18,681
Short term borrowings	2,500	5,700
Current maturities of long-term debt	1,650	2,919

Total current liabilities	37,589	39,558

Long-term debt, less current maturities	194,438	144,734

Deferred income taxes payable	4,027	3,116

Dividends payable to preferred stockholders	6,428	-

Commitments and Contingencies
Redeemable preferred stock, Series A and B, $.001
par value, $100 stated value, convertible, 5,000,000 shares
authorized and 1,063,500 shares issued and outstanding	116,876	151,847
Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
2,800,691 and 2,582,939 shares issued and outstanding	3	3
Paid-in capital	1,305	1,726
Accumulated other comprehensive income	560	1,312
Stockholder note receivable	(200)	(200)
Accumulated deficit	(220,668)	(210,132)

Total stockholders' deficit	(219,000)	(207,291)

Total liabilities and stockholders' deficit	$140,358	$131,964

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands)

Years ended November 30, 2002, 2003 and 2004

	Common Stock, $.001 PAR			Accumulated Other	Stockholder

		Amount	Paid-In Capital	Comprehensive	Note	Accumulated	Total
	Shares			Income (Loss)	Receivable	Deficit

Balance, November 30, 2001	2,500,389	$2	$674	$(1,043)	$(200)	$(216,583)	$(217,150)

Comprehensive income:
Net income		-	-	-	-	11,767	11,767
Gain on foreign currency translation		-	-	271	-	-	271

Comprehensive income		-	-	-	-	-	12,038

Purchase of common stock	29,145	-	361	-	-	-	361
Preferred stockholder participation rights		-	-	-	-	(10,683)	(10,683)

Balance, November 30, 2002	2,529,534	2	1,035	(772)	(200)	(215,499)	(215,434)

Comprehensive income:
Net income		-	-	-	-	16,931	16,931
Gain on foreign currency translation		-	-	2,084	-	-	2,084

Comprehensive income		-	-	-	-	-	19,015

Purchase of common stock and exercise of
stock options	53,405	1	691	-	-	-	692
Preferred stockholder participation rights		-	-	-	-	(11,564)	(11,564)

Balance, November 30, 2003	2,582,939	3	1,726	1,312	(200)	(210,132)	(207,291)

Comprehensive income:
Net income		-	-			16,169	16,169
Loss on foreign currency translation		-	-	(860)			(860)
Unrealized gain on derivative hedged instruments, net of tax		-	-	108			108

Comprehensive income							15,417

Purchase of common stock through
Employee Stock Purchase Plan	29,840	-	331	-	-	-	331
Exercise of stock options	187,912	-	3,480	-	-	-	3,480
Tax benefit of stock options exercised		-	457	-	-	-	457
Compensation expense associated with stock options		-	8	-	-	-	8
Cash dividend paid ($6.83 per common share)		-	(4,697)	-	-	(14,142)	(18,839)
Preferred stockholder participation rights		-	-	-	-	(12,563)	(12,563)

Balance, November 30, 2004	2,800,691	$3	$1,305	$560	$(200)	$(220,668)	$(219,000)

See notes to consolidated financial statements.

Return to Index

CONSOLIDATED STATEMENTS OF CASH FLOW

(in thousands)

Year ended November 30,	2004	2003	2002

Net income	$16,169	$16,931	$11,767
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,153	5,935	6,514
Realized and unrealized (gain) loss on interest rate swap	358	(422)	(418)
Increase(decrease) in allowance for doubtful accounts	70	64	(51)
Deferred income taxes	106	270	962
Deferred compensation expense	8	-	36
Write-off of remaining deferred financing fees on retired debt and discount on retired subordinated debt	4,565	-	-
Tax benefit on stock options exercised	457	-	-
Changes in operating assets and liabilities, net of acquisitions:
(Increase) in accounts receivable	(3,575)	(6,710)	(1,297)
(Increase) decrease in inventories	(5,104)	898	271
Decrease (increase) in prepaid expenses
and other current assets	1,608	(1,077)	(185)
(Increase) decrease in other assets	(1,058)	680	243
Increase in accounts payable	4,830	1,298	2,134
(Decrease) increase in accrued liabilities	(2,230)	681	(509)

Net cash provided by operating activities	21,357	18,548	19,467

Cash flows used in investing activities:
Capital expenditures	(2,702)	(3,178)	(2,494)
Acquisition of businesses, net of cash acquired	(3,103)	(2,478)	(6,878)

Cash used in investing activities	(5,805)	(5,656)	(9,372)

Cash flows used in financing activities:
Principal payments on long-term debt and bank debt, including the revolver and bank debt	(218,688)	(84,630)	(67,815)
Dividends paid	(59,945)	-	-
Debt refinancing costs	(2,716)	-	-
Proceeds from sale of common stock through
Employee Stock Purchase Plan	331	245	361
Proceeds from bank debt, including the revolver	261,904	71,550	50,300
Proceeds from bank debt for acquisition	-	-	7,000
Proceeds from exercise of stock options	3,480	424	-

Net cash used in financing activities	(15,634)	(12,411)	(10,154)

Effect of exchange rate changes on cash	742	-	-

Net increase (decrease) in cash	660	481	(59)
Cash at beginning of year	1,702	1,221	1,280

Cash at end of year	$2,362	$1,702	$1,221

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$20,419	$15,733	$16,814
Income taxes	$10,078	$9,254	$5,692

See notes to consolidated financial statements.

Return to Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Juno Lighting, Inc.

Note 1: Description of the Business and Recapitalization

   The Company is a leading designer, assembler and marketer of recessed and track lighting fixtures. Its broad product line is used in commercial and residential remodeling and in new construction. Its principal products use a variety of light sources in line and low voltage and are designed for reliable and flexible function, energy efficient operation, attractive appearance and simple installation and servicing. The Company is also engaged in the marketing, design and manufacture of other incandescent, fluorescent and High Intensity Discharge ("HID") lighting products with application in the commercial lighting market, primarily in department and chain stores.

   On June 30, 1999, Jupiter Acquisition Corp. ("Merger Sub"), a Delaware corporation and a wholly-owned subsidiary of Fremont Investors I, LLC ("Fremont Investors"), was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Recapitalization and Merger dated March 26, 1999 (the "Merger Agreement") by and among Merger Sub, the Company and Fremont Investors. Pursuant to these transactions, Juno shares were acquired for approximately $406 million. The sources of this funding included the Company's available cash and marketable securities, a $106 million preferred stock investment by Fremont and key employees of Juno ("Preferred Stock"), approximately $94.9 million of bank debt ("Bank Debt") and the issuance of $125 million of subordinated debt ("Subordinated Debt").

   During 2004, the Company re-financed outstanding amounts of the above mentioned debt, amended its certificate of incorporation and paid a $59.945 million dividend (the "Dividend") to shareholders of record as of July 16, 2004. Additional information on these transactions can be found in Notes 8 and 12 of these financial statements.

Note 2: Summary of Significant Accounting Policies

Principles of Consolidation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include but are not limited to, customer allowances, and reserves for obsolete inventories. Actual results could differ from those estimates.

Revenue Recognition Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. Sales prices are fixed based upon sales orders. The Company has customer volume incentive programs that are recorded as a reduction to sales based upon written substantive agreements. In addition, the Company has recorded various customer allowance and credit programs as reductions of sales based upon historical experience rates. Shipping and handling costs are included in Selling, General and Administrative costs and amounted to $10,080,000, $6,894,000 and $6,261,000 for 2004, 2003 and 2002, respectively.

   The Company's customer allowances reflect the estimate of its customers' ability to satisfy their obligations. The Company considers the following factors when evaluating the collectibility of its accounts receivable: participation of its customer base in collective buying groups, historical payment trends of its customers, concentrations of risk, changes in economic conditions affecting the industry, and macro economic conditions on the whole.

   A portion of the Company's customer base participates in collective buying groups. These buying groups guarantee a certain amount of a participant's outstanding receivable in event of default, which enhances the probability of collection.

Inventories Inventories are valued at the lower of cost (first-in, first-out) or market. A reserve for obsolescence is maintained based upon the forward coverage of inventories on hand at the end of an accounting period relative to trailing twelve months sales volumes. Changes in sales mix, production planning, and demand for the Company's products can materially impact the Company's estimate of obsolete inventories. Additionally, estimates concerning the valuation of inventories at lower of cost or market are impacted by the Company's judgments of sales forecasts, sales pricing, gross margin, and evolution of technological changes in the industry.

Property and Equipment Property and equipment are stated at cost. Depreciation is computed over estimated useful lives using the straight-line method for financial reporting purposes. Depreciation expense in 2004, 2003, and 2002 amounted to approximately $3,871,000, $4,454,000, and $4,483,000 respectively. Useful lives for property and equipment are as follows:

Buildings and improvements	20 - 40 years
Tools and dies	3 years
Machinery and equipment	7 years
Computer equipment	5 years
Office furniture and equipment	5 years

Long-Lived Assets Long-lived assets held and used by the Company are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. To date, no such events or circumstances have occurred.

Goodwill Goodwill is recorded from the excess of purchase price over fair market value of net assets acquired for various acquisitions. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" during 2002 on which date goodwill is no longer subject to amortization however it is required to be reviewed annually for impairment. Management conducts a review of the estimated fair market value of its business segment, using discounted cash flow techniques annually. Based on management's review, no goodwill impairment was recorded during the three years ended November 30, 2004. Changes in foreign exchange rates resulted in increases to goodwill of $504,000 and $841,000 in fiscal years 2004 and 2003, respectively.

Intangible Assets   In accordance with SFAS 142, intangible assets considered to have finite useful lives continue to be charged to expense through amortization as follows:

	Useful Life	Amortization method

License technology	20 years	Straight-line
Deferred financing costs	6 years	Effective Interest
Patents and trademarks	13 - 25 years	Straight-line

   The Company performs an impairment test for these intangible assets whenever events or changes in circumstances indicate the carrying amount of any asset may not be recoverable. Impairment, if any, is calculated as the excess of the carrying value of the asset over its fair value and is charged to expense when discovered. No impairment was recorded for the three years ended November 30, 2004. The fair value of the asset is estimated based on its discounted future cash flows.

Income Taxes The Company uses the asset and liability approach under which deferred taxes are provided for temporary differences between the financial reporting and income tax bases of assets and liabilities based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.

Advertising and Promotion   The Company incurred and expensed approximately $ 4,497,000, $3,324,000 and $2,551,000 on advertising and promotional programs in fiscal 2004, 2003 and 2002, respectively. The Company generally records the costs associated with its various advertising and promotional programs to expense as incurred throughout the year. However, costs related to the design, development and the actual production of new catalogs and literature are recorded as an asset on the balance sheet and expensed over periods of up to two years. Amounts included on the Company's balance sheet relating to advertising and promotional costs were approximately $838,000 and $1,379,000 as of November 30, 2004 and 2003, respectively. The associated amounts amortized to expense were approximately $1,224,000, $770,000 and $829,000 for the fiscal years 2004, 2003 and 2002, respectively.

Research and Development The Company incurred and expensed approximately $5,943,000, $6,192,000 and $4,840,000 on research, development and testing of new products and development of related tooling in fiscal 2004, 2003 and 2002, respectively.

Foreign Currency Translation The financial statements of the Company's Canadian subsidiary have been translated using local currency as the functional currency. The balance sheet is translated at the year end exchange rate and the statement of income is translated at the average exchange rate for the fiscal year.

Net Income Per Share Net earnings per share is calculated in accordance with Emerging Issues Task Force ("EITF") 03-06, which the Company adopted during its third quarter of 2004. Earnings per share for 2003 and 2002 have been restated as necessary for the application of the consensus in EITF 03-06. This resulted in a reduction from the previously reported amount of basic and diluted EPS of $0.02 per share for 2003 and no adjustment for 2002. Basic earnings per share is computed under the following method:

   Net income is reduced by the greater of the stated preferred dividend or the full distribution of income attributable to the preferred shares to arrive at net income available to common stockholders which is then divided by the weighted average number of common shares outstanding during the period.

   Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average common shares outstanding including assumed exercise of dilutive stock options during the periods and assumed conversion of the Preferred Stock, if dilutive.

   The calculations of earnings per share are presented below utilizing the required numerators and denominators in accordance with EITF 03-06.

(In thousands except share amounts)
Basic Earnings Per Share:

	2004	2003	2002

Net income	$16,169	$16,931	$11,767
Preferred stockholder participation rights - stated	(12,563)	(11,564)	(10,683)
Additional preferred dividend (assumed
full distribution of net income)*	-	(52)	-

Net income available to common stockholders	3,606	5,315	1,084
Weighted average common shares outstanding	2,682,786	2,545,298	2,513,875

Net income per common share basic	$1.34	$2.09	$0.43

Diluted Earnings Per Share:

	2004	2003	2002

Net income	$16,169	$16,931	$11,767
Preferred stockholder appreciation rights - stated	(12,563)	(11,564)	(10,683)
Additional preferred dividend (assumed
full distribution of net income)*	-	(52)	-

Net income available to common stockholders	3,606	5,315	1,084
Weighted average common shares outstanding	2,682,786	2,545,298	2,513,875
Dilutive option shares **	182,834	-	-

Total average shares outstanding	2,865,620	2,545,298	2,513,875

Net income per common share diluted **	$1.26	$2.09	$0.43

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  Options totaling 1,044,705 and 1,045,405 have been excluded from the calculation during 2003 and 2002 respectively, as strike prices exceeded the stock market price. Shares of preferred stock on an as converted basis of 6,020,840, 5,562,097 and 5,138,518 in 2004, 2003 and 2002, respectively, are excluded from the calculation as they are anti-dilutive.

Stock-based Compensation As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company has elected to continue to account for its stock-based awards to employees in accordance with Accounting Principles Board Opinion ("APB")No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provision of SFAS 123.

   In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation", to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table sets forth the impact of stock-based compensation on a pro forma basis:

(in thousands except per share amounts)

	2004	2003	2002

Net income as reported	$16,169	$16,931	$11,767
Preferred stockholder participation rights	(12,563)	(11,564)	(10,683)
Additional preferred dividend (assumed
full distribution of net income)*	-	(52)	-

Net income available to
common shareholders as reported	$3,606	$5,315	$1,084

Pro Forma net income	$13,822	$16,217	$11,072
Preferred stockholder participation rights	(12,563)	(11,564)	(10,683)

Pro Forma net income
available to common shareholders	$1,259	$4,653	$389

Net income per share as reported basic	1.34	2.09	0.43
Pro Forma net income per share basic	0.47	1.83	0.15

Net income per share as reported diluted	1.26	2.09	0.43
Pro Forma net income per share diluted **	0.44	1.83	0.15

   * If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
   ** Anti-dilutive stock options have been excluded.

   The fair value of the Company's stock-based awards was estimated as of the date of grant using the Black-Scholes option pricing model. The weighted average estimated grant date fair value, as defined by SFAS 123, for options granted to employees during fiscal 2004, 2003 and 2002 was $9.08, $3.38 and $1.86 per share, respectively, under the Company's Stock Option Plan and $13.33, $2.78 and $3.26, respectively, under the Company's Stock Purchase Plan. The fair value of the Company's stock-based awards was estimated assuming the following weighted average assumptions:

	2004	2003	2002

Expected life (in years)	5	8	8
Expected volatility	37.03%	35.65%	34.35%
Dividend yield	0.00%	0.00%	0.00%
Risk free interest rate	3.53%	3.34%	4.36%

Derivative Instruments    On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended , which requires that all derivative instruments be recognized in the financial statements at fair value.

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

   All derivatives are recorded at fair value on the balance sheet. Effective changes in fair value of derivatives designated as cash flow hedges are recorded as an unrealized loss on derivative hedged instruments net of tax, a separate component of other comprehensive income (loss). Amounts are reclassified from accumulated other comprehensive income (loss) and recognized into income when the Company recognizes expense on the related debt instruments. All ineffective changes in fair value are recorded currently in earnings in expense.

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

Recently Issued Accounting Standards    In March of 2004, the Emerging Issues Task Force reached a consensus on EITF Issue 03-06 "Participating Securities and the Two Class Method under FASB Statement No. 128." The guidance in this EITF issue is effective for quarters ending after June 30, 2004. The issue requires companies with convertible securities to calculate basic earnings per share under a "two class" method. Under this method, the Company must calculate the pro-forma distribution of all earnings in the period to holders of basic and preferred securities.

   In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs-An Amendment of ARB No. 43, Chapter 4", was issued which amends the guidance in Accounting Research Bulletin ("ARB") No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. Additionally, SFAS 151 requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated results of operations and financial condition but does not expect SFAS 151 to have a material impact.

   In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Nonmonetary Assets", was issued which amends Accounting Principles Board Opinion ("APB") No. 29. SFAS 153 eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005, with earlier application permitted. The Company is evaluating SFAS No. 153, and does not believe it will have a material impact on its 2005 consolidated financial statements.

   In December 2004, Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share-based Payment" was issued and replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments, including grants of employee stock options, using a fair-value-based method. Deferred compensation calculated under the fair value method would then be amortized into income over the respective vesting period of the stock option. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

   The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition of share-based compensation. See above disclosures regarding the pro forma net income and net income per share amounts, for fiscal 2002 through fiscal 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based compensation. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R, acceptable methods of determining fair-value, and magnitude of the impact on its 2005 consolidated net income and earnings per share.

Note 3: Acquisition
   In October 2002, the Company purchased all of the outstanding stock of Alfa Lighting, Inc., a manufacturer and marketer of low voltage lighting systems for $7,200,000. The Company performed an analysis of the purchase price and determined that there were no identifiable intangibles. As a result the purchase price was allocated to working capital of $2,750,000 and goodwill of $4,450,000. The goodwill is not amortizable for tax purposes. The purchase agreement calls for additional purchase price payments that are contingent upon Alfa Lighting, Inc. attaining certain EBITDA levels. Additional contingent purchase price payments earned and paid in fiscal 2004 and 2003 were approximately $3,103,000 and $2,138,000, respectively. Such amounts have resulted in an increase in goodwill recorded related to this acquisition. No additional payments are required under the purchase agreement.

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

Note 4: Customer Allowances
   The Company maintains a customer accounts receivable allowance to provide a provision for estimated doubtful accounts and various customer credit allowances. Activity under this customer allowance provision is summarized in the table below:

(in thousands)

	Balance at	Charged to		Other charges	Balance at
	beginning	costs and	Deductions	add (deduct)	end of
	of period	expenses	(a)	(b)	period

Year ended
November 30, 2004	$990	$187	$125	$8	$1,060
Year ended
November 30, 2003	926	149	99	14	990
Year ended
November 30, 2002	977	4	55	-	926

(a)			Write-off of bad debts, less recoveries.
(b)	Foreign currency translation.

Note 5: Inventories
   Inventories consist of the following:

(in thousands)

November 30,	2004	2003

Finished goods	$14,810	$11,220
Raw materials	13,485	11,969
Reserve for excess and obsolescence	(1,246)	(1,117)

Total	$27,049	$21,972

   Work in process inventories are not significant in amount and are included in finished goods.

   Activity under the reserve for obsolescence is summarized in the following table:

(in thousands)

	Balance at	Charged to		Other charges	Balance at
	beginning	costs and	Deductions	add (deduct)	end of
Description	of period	expenses	(a)	(b)	period

Year ended
November 30, 2004	$1,117	$788	$659	$-	$1,246
Year ended
November 30, 2003	1,099	301	283	-	1,117
Year ended
November 30, 2002	670	710	632	351	1,099

(a)			Write-off of obsolete inventory
(b)	Acquisition of subsidiary

Note 6: Intangible Assets
  Intangible assets consist of the following:

(in thousands)

		2004			2003

November 30,	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value

License technology	$3,220	$617	$2,603	$3,220	$456	$2,764
Deferred financing costs	2,716	327	2,389	10,343	5,728	4,617
Patents and trademarks	985	852	133	985	818	165

Total	$6,921	$1,796	$5,125	$14,548	$7,002	$7,546

   The license technology relates to the rights to certain intellectual property acquired by the Company pursuant to a license agreement dated in 2001.

   Deferred financing costs relate to costs incurred by the Company associated with its credit arrangements. The Company incurred $2,716,000 to re-finance its long-term debt with Wachovia in 2004, see Note 8. As part of this refinancing the Company recorded a charge against income for $3,965,000 of unamortized deferred financing costs incurred from its long term credit facility originated in 1999.

   Patents and trademarks relate to various intellectual property acquired pursuant to various business acquisitions.

   Amortization expense totaled $1,173,000, $1,497,000, and $1,497,000, for fiscal 2004, 2003 and 2002, respectively

   The amounts of intangible assets amortization that will be expensed over the next five years are as follows:

(In thousands)
2005	$915
2006	774
2007	644
2008	509
2009	367
Thereafter	1,916

Total	$5,125

Note 7: Accrued Liabilities
   Accrued liabilities consist of the following:

(in thousands)

November 30,	2004	2003

Interest expense	$499	$6,193
Compensation and benefits	8,731	6,658
Promotional programs	4,269	2,880
Real estate taxes	635	595
Commissions	783	689
Current income taxes	342	805
Other	1,161	861

Total	$16,420	$18,681

Note 8: Long-Term Debt

   Long-term debt consists of the following:

	(in thousands)

November 30,	2004	2003

Wachovia Bank, N.A. and certain other lenders,
payable in quarterly installments of $412,500 through
August 2010, balance of $136,600,500 due
November 2010, bearing interest payable quarterly
at a variable rate generally approximating 3 month
LIBOR plus 2.75%	$146,088	$-
Wachovia Bank, N.A. and certain other lenders,
payable May 2011, bearing interest payable quarterly
at a variable rate generally approximating 3 month
LIBOR plus 5.5%	50,000	-
Bank of America, N.A. and certain other lenders,
Tranche A Term Loan, payable in escalating
installments through November 2005, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.00%	-	6,167
Bank of America, N.A. and certain other lenders,
Tranche B Term Loan, payable in escalating
installments through November 2006, plus
interest at a variable rate, generally
approximating 3 month LIBOR plus 2.75%	-	17,103
Senior Subordinated Notes, bearing stated
interest at 11 7/8%, net of discount of $617	-	124,383

	196,088	147,653
Less current maturities	(1,650)	(2,919)

Total long-term debt	$194,438	$144,734

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

   The Second Lien Loan was funded on May 21, 2004 and the proceeds of $50 million were used to retire the Senior Credit Facility. On July 1, 2004, the $165 million First Lien Loan was funded and these funds, along with the remaining proceeds from the Second Lien Loan, were used to (1) retire $125 million of 11-7/8% Senior Subordinated Notes (the "Notes"), including a $7.4 million call premium incurred as a result of the retirement of the Notes, and (2) pay the Dividend (See Note 12). The call premium was expensed when incurred during the third quarter of fiscal 2004.

   The Dividend was declared by the Juno Board of Directors on July 1, 2004 to shareholders of record as of July 16, 2004 and was paid on July 26, 2004.

   Prepayments of the outstanding Second Lien Loan may not be made until all borrowings under the Revolving Credit Facility and the First Lien Loan have been repaid in full.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At November 30, 2004, the interest rates for the First Lien Loan and Second Lien Loan were 4.63% and 7.65%, respectively. Interest rates are reset periodically based upon the Company's LIBOR elections.

   As of November 30, 2004 there were outstanding borrowings under the Revolving Credit Facility of $2.5 million, letter of credits in the amount of $2.1 million and the maximum available credit under the facility was $25.4 million.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as provided for in the Credit Agreement dated May 21, 2004. The aggregate amounts of existing long-term debt maturing are as follows (in thousands):

2005	$1,650
2006	1,650
2007	1,650
2008	1,650
2009	1,650
Thereafter	187,838

Total	$196,088

   The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts certain types of new indebtedness greater than $5,000,000 and the payment of dividends (exclusive of the Dividend discussed above) which cannot be paid until repayment of the debt has occurred.

Note 9: Taxes on Income
   Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

(in thousands)

November 30,	2004	2003	2002

Current:
Federal	$8,029	$6,242	$5,148
State	617	548	660
Foreign	1,167	435	550

	9,813	7,225	6,358

Deferred:
Federal	(303)	354	883
State	(89)	32	79
Foreign	89	82	-

	(303)	468	962

Total taxes on income	$9,510	$7,693	$7,320

   Deferred tax assets (liabilities) are comprised of the following:

(in thousands)

November 30,	2004	2003

Reserve for customer allowances	$370	$339
Inventory costs capitalized for tax purposes	691	608
Compensation and benefits	803	721
Accrued warranty reserve	38	(1)
Prepaid promotional expenses	(156)	(392)
Interest rate swap	(76)	(424)

Net current deferred tax assets	1,670	851

Depreciation	(2,279)	(1,970)
Amortization of swap gain	-	(456)
Basis difference of acquired assets	(52)	(58)
Capitalized interest	(14)	(14)
Foreign amortization	(1,351)	(288)
Real estate taxes	(331)	(330)

Net long term deferred tax liabilities	(4,027)	(3,116)

Net deferred tax liability	$(2,357)	$(2,265)

   The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

November 30,	2004	2003	2002

Income taxes at statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	2.6	1.7	2.7
Other	(.6)	(.2)	.7

Subtotal effective income tax rate	37.0	36.5	38.4
Prior year tax benefit recognized	-	(5.3)	-

Effective tax rate	37.0%	31.2%	38.4%

   The Company provides for tax contingencies in amounts that are expected for the probable outcome of positions taken in its tax filings.  The Company includes its tax reserves in current income taxes payable.  During fiscal year 2003, as a result of the closing of certain tax years and to a lesser extent effective state tax planning initiatives, the Company relieved $1,300,000 of tax reserves in the third quarter of fiscal year 2003 and recorded the benefit in its tax provision.

Note 10: Commitments and Contingencies
   Total minimum rentals under license agreements and noncancelable operating leases for distribution warehouse space and equipment at November 30, 2004 are as follows:

(in thousands)

November 30,	License Agreements	Operating Leases	Total

2005	$1,300	$1,473	$2,773
2006	200	628	828
2007	200	155	355
2008	200	94	294
2009	200	11	211
Thereafter	2,200	-	2,200

Total	$4,300	$2,361	$6,661

   Total rent expense charged to operations amounted to approximately $1,350,000, $1,308,000, and $1,190,000 for the years ended November 30, 2004, 2003 and 2002, respectively.

   Total license expense charged to operations amounted to approximately $767,000, $383,000, and $183,000 for the years ended November 30, 2004, 2003 and 2002, respectively.

   In the ordinary course of business, there are various claims and lawsuits brought by or against the Company. The Company is not currently a party to any litigation or other legal proceeding which management believes could reasonably be expected to have a material adverse affect on the business, results of operations or financial condition, although no assurance can be given in this regard.

   In October 2003 the board of directors authorized a share repurchase program whereby the Company could buy up to $7,500,000 of its outstanding common stock from time to time in the open market or in private transactions. The Company did not repurchase any of its common stock in 2004.

   The Company's collective bargaining agreement ("CBA") with the union representing the factory employees at its Des Plaines, IL facility expires in September 2005. The Company believes its present relations with these employees is satisfactory, and expects to enter into a new CBA prior to the September 2005 expiration of the current CBA, although no assurance can be given in this regard. If a new CBA is not entered into prior to the expiration of the current CBA, a work stoppage by the factory employees is possible. A prolonged work stoppage could reasonably be expected to have a material adverse affect on the Company's business, results of operations or financial condition.

Note 11: Profit Sharing Plan
   The Company has a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code, whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Code. As of January 1, 2002, the Company amended the plan to satisfy the 401(k) safe-harbor requirements by increasing the Company matching contribution to 4%. The matching contribution provided by the Company amounted to approximately $836,000, $730,000 and $669,000 in fiscal year 2004, 2003, and 2002 respectively. In addition, the Company may make additional contributions at the discretion of the Board of Directors. The Board authorized an additional contribution of $590,000 for fiscal 2004, $576,000 for fiscal 2003 and $531,000 for fiscal 2002.

Note 12: Series A and Series B Preferred Stock
   On June 30, 1999, the Company issued 1,060,000 shares of Series A preferred stock ("Series A") to Fremont Investors and certain employees of the Company. On November 30, 2000, the Company issued 3,500 shares of Series B preferred stock ("Series B", and together with the Series A, the "Preferred Stock") to the Company's Chief Executive Officer.

   In accordance with EITF Topic D-98, the Preferred Stock is classified on the balance sheet as a liability, or outside of permanent equity, because its redemption features are not solely within the control of the Company. The Preferred Stock agreement allows for redemption of the securities by the affirmative vote of a majority of the independent directors. It is the Company's belief the Preferred Stock holders control a majority of the votes of the board of directors through direct representation on the board of directors or through other rights, which requires this presentation.

   In connection with the declaration of the cash dividend described below, the Board of Directors and, through an action by written consent, certain holders of Juno's outstanding Preferred Stock approved a resolution authorizing an amendment to Juno's certificate of incorporation ("Amended Certificate of Incorporation") to reduce the liquidation preference of its Preferred Stock by the amount of the dividend received by preferred shareholders; adjust the applicable annual dividend percentage payable on the reduced liquidation preference to 11% and, to the extent dividends are accrued but not paid after November 2005, 12%; generally allow for deferral of accrued dividends on the Preferred Stock and deferral of conversion of accrued dividends into common stock until the earlier of (1) 30 days after the termination or replacement of the Credit Agreement or elimination of dividend payment restrictions thereunder (but in no event before July 1, 2008), (2) occurrence of a change in control or liquidation transaction as defined, (3) redemption of the Preferred Stock or (4) July 1, 2011; and require that decisions regarding dividend payments on and redemption of the Preferred Stock be approved by a majority of Juno's independent directors. The amendment became effective when filed with the Secretary of State of Delaware on August 31, 2004.

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

   Prior to the amendment of Juno's certificate of incorporation, the Preferred Stock dividends were payable by an increase in stated amount of such stock until May 31, 2004, in the case of the Series A preferred stock, and November 30, 2005, in the case of the Series B preferred stock. The Dividend paid was accounted for as a repayment of previously accrued dividends. Under the terms of the Amended Certificate of Incorporation, the stated value of the Preferred Stock after the amendment and dividend payment as shown in the above table, will no longer be affected by the quarterly cash dividends. If not paid, such dividends are accrued and as of November 30, 2004, the Company has $6,428,000 of dividends payable to Preferred stockholders.

   As of November 30, 2004, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into a number of shares of the Company's common stock equal to the sum of the applicable aggregate stated amount of the converted shares divided by a conversion price of $19.42 ($26.25 before the amendment, reflecting a 26% reduction in stated value), plus the amount of accrued but unpaid cash dividends on shares of Preferred Stock so converted divided by a conversion price of $26.25. However, shares of common stock to be issued upon conversion attributable to the accrued but unpaid cash dividends on shares of converted Preferred Stock will not be issued prior to expiration of the deferred dividend due date described below and will not be issued if such accrued but unpaid dividends are paid in cash by the Company prior to such date.

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

Note 13: Stock Option and Purchase Plans
   The Company maintains two stock-based compensation programs: a stock option plan and a stock purchase plan. Prior to June 30, 1999, stock options were issued under the 1993 Stock Option Plan. The 1993 Stock Option Plan ("the 1993 Plan") provided for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers. Under the 1993 Plan, up to 600,000 shares of the Company's common stock may be issued upon exercise of stock options, and SARs may be granted with respect to up to 600,000 shares of the Company's common stock. At November 30, 2004, remaining options outstanding under the 1993 Plan totaled 8,950 and no further options are available for issuance. The Company's 1999 Stock Award and Incentive Plan (the "1999 Plan") provides for the granting of stock options or stock appreciation rights ("SAR") to certain key employees, including officers, directors (including non-employee directors), and independent contractors. The stock option plan provides for the grant of "incentive stock options" or "non-qualified stock options" as defined in Section 422 of the Internal Revenue Code as amended. Under the 1999 Plan, up to 1,240,000 shares of the Company's common stock may be issued upon the exercise of stock options, and SARs may be granted with respect to up to 1,240,000 shares of the Company's common stock.

   A summary of activity under the Company's stock option plans are as follows:

		Weighted Average
	Options Outstanding	Exercise Price

Balance at November 30, 2000	1,067,365	$23.68
Options Granted	38,875	$25.00
Options Canceled	(72,935)	$24.56

Balance at November 30, 2001	1,033,305	$23.69
Options Granted	27,100	$25.00
Options Exercised	-	$-
Options Canceled	(15,000)	$22.82

Balance at November 30, 2002	1,045,405	$23.74
Options Granted	34,100	$25.00
Options Exercised	(23,100)	$18.35
Options Canceled	(11,700)	$21.36

Balance at November 30, 2003	1,044,705	$23.93
Options Granted	435,993	$20.80
Options Exercised	(187,912)	$18.49
Options Canceled	(91,293)	$20.34

Balance at November 30, 2004	1,201,493	$20.42

   During 2004, the Company granted 300,000 shares pursuant to The Juno Lighting, Inc. 1999 Stock Award and Incentive plan that vest upon the occurrence of certain triggering events which include (1) a Public Offering pursuant to which the Stock of the Company is sold for a certain price per share above the current market price or (2) a Change in Control pursuant to which the Stock of the Company is sold for a certain price above the current market value of the shares, whichever occurs first.  The Company will reflect compensation expense, when and if, these triggering events occur.

   Pursuant to the terms of the Company's stock option plans, on July 20, 2004, the exercise prices for all outstanding options were adjusted in conjunction with the payment of the Dividend (Notes 8 and 12), such that the ratio of the exercise price to the stock price prior to and immediately after the ex-dividend date would remain unchanged.

   A summary of outstanding and exercisable stock options as of November 30, 2004, is as follows:

			Options Outstanding			Options Exercisable

				Weighted
				Averaged
				Remaining	Weighted		Weighted
				Contractual	Average	Number	Average
Range of			Number	Life	Exercise	of	Exercise
Exercise Prices			of Shares	(in years)	Price	Shares	Price

$11.70			2,500	1.0	$11.70	2,500	$11.70
$12.45			500	2.1	$12.45	500	$12.45
$16.81	-	$17.97	5,950	3.8	$17.78	5,950	$17.78
$20.25			1,157,843	6.7	$20.25	761,185	$20.25
$25.59			19,850	9.5	$25.59	-	$25.59
$29.30			14,850	9.8	$29.30	-	$29.30

			1,201,493	6.7	$20.47	770,135	$20.20

   Outstanding options exercisable at November 30, 2003 and November 30, 2002 were 798,500 and 651,106 respectively.

   The Company's stock purchase plan allows employees to purchase shares of the Company's common stock through payroll deductions over a twelve-month period. The purchase price is equal to 85 percent of the fair market value of the common stock on either the first or last day of the accumulation period, whichever is lower. Purchases under the stock purchase plan are limited to the lesser of $5,000 or 10% of an employees base salary. In connection with the Company's stock purchase plan, 400,000 shares of common stock are authorized for issuance of which 208,372 remain available for issuance as of November 30, 2004. Under this stock purchase plan, 29,840 shares of common stock were issued at $11.11 per share in fiscal 2004, 29,145 and 30,304 shares of common stock were issued in fiscal 2003 and 2002, respectively at $8.08 per share.

Note 14: Derivative Financial Instruments
   The Company entered into a Credit Agreement on May 21, 2004, which required the Company to enter derivative contracts by September 2004 designed to hedge against interest rate fluctuation related to the Company's newly acquired debt. The Company entered into two pay-fixed interest rate swaps designated as cash flow hedges with an outstanding notional principal amount of $107 million as of November 30, 2004 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by effectively converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The change in fair value of the swaps of approximately $201,000 during the year ended November 30, 2004, is deferred and included in other comprehensive income net of tax (approximately $108,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was insignificant.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in net unrealized (loss) gains of ($358,000) and $422,000 for the years ended November 30, 2004 and November 30, 2003 respectively. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the condensed consolidated statements of income for the years ended November 2004 and 2003. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

Note 15: Business Segments and Geographical Information
   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

   Financial information by geographic area is as follows:

(in thousands)

November 30,	2004	2003	2002

Net Sales:
United States
(including Puerto Rico)	$221,762	$182,685	$165,648
Canada	20,203	17,881	16,122

Total	$241,965	$200,566	$181,770

(in thousands)

November 30,	2004	2003	2002

Total Assets:
United States	$123,333	$116,298	$108,492
Canada	17,025	15,666	15,360

Total	$140,358	$131,964	$123,852

Note 16:  Certain Relationships and Related Transactions
   Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal LLP, which billed the Company an aggregate of $808,585, $647,770 and $720,880 for legal services provided to the Company for the fiscal years ended November 30, 2004, 2003 and 2002 respectively.

   The Company and Fremont Partners L.L.C., a shareholder of the Company, entered into a management services agreement at the effective time of the Merger, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services. In addition the Company paid approximately $29,000 to Fremont Partners L.L.C. for professional services related to the new credit agreement.

Note 17: Guarantors' Financial Information
   The Company had issued and registered $125 million of Series B Senior Subordinated Notes at 11-7/8% (the "Senior Subordinated Notes") under the Securities Act of 1933, as amended (the "Act"). Pursuant to the registration and issuance of the Senior Subordinated Notes under the Act, the Company's domestic subsidiaries, Juno Manufacturing, Inc., Alfa Lighting, Inc. and Indy Lighting, Inc. were required to provide full and unconditional senior subordinated guarantees for the Senior Subordinated Notes on a joint and several basis. The Notes were retired on July 1, 2004. See Note 8 for additional details.

    Following is consolidating condensed financial information pertaining to the Company ("Parent") and its subsidiary guarantors and subsidiary non-guarantors.

For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$160,616	$164,139	$20,105	$(144,294)	$200,566
Cost of sales	132,513	96,955	14,670	(144,205)	99,933

Gross profit	28,103	67,184	5,435	(89)	100,633
Selling, general and
administrative	29,719	27,463	3,739	110	61,031

Operating (loss) income	(1,616)	39,721	1,696	(199)	39,602
Other income (expense)	7,266	49	(370)	(21,923)	(14,978)

Income (loss) before
taxes on income	5,650	39,770	1,326	(22,122)	24,624
Taxes on income	(7,382)	14,564	517	(6)	7,693

Net income (loss)	13,032	25,206	809	(22,116)	16,931
Less: Preferred
stockholder participation rights	(11,616)	-	-	-	(11,616)

Net income (loss)
available to common
stockholders	$1,416	$25,206	$809	$(22,116)	$5,315

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$148,285	$149,013	$17,374	$(132,902)	$181,770
Cost of sales	121,772	87,820	12,394	(130,961)	91,025

Gross profit	26,513	61,193	4,980	(1,941)	90,745
Selling, general and
administrative	28,334	22,114	3,202	110	53,760
Costs of terminated acquisition	-	3,050	-	-	3,050

Operating (loss) income	(1,821)	36,029	1,778	(2,051)	33,935
Other income (expense)	27,610	(21)	(432)	(42,005)	(14,848)

Income (loss) before
taxes on income	25,789	36,008	1,346	(44,056)	19,087
Taxes on income	(6,764)	13,540	550	(6)	7,320

Net income (loss)	32,553	22,468	796	(44,050)	11,767
Less: Preferred
stockholder participation rights	(10,683)	-	-	-	(10,683)

Net income (loss)
available to common
stockholders	$21,870	$22,468	$796	$(44,050)	$1,084

November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash	$1,212	$218	$272	$-	$1,702
Accounts receivable, net	33,724	20,245	6,115	(21,213)	38,871
Inventories	19,811	10,143	3,314	(11,296)	21,972
Other current assets	3,799	1,463	141	-	5,403

Total current assets	58,546	32,069	9,842	(32,509)	67,948
Property and equipment	11,001	61,941	3,567	(376)	76,133
Less accumulated depreciation	3,861	30,273	1,139	(282)	34,991

Net property and equipment	7,140	31,668	2,428	(94)	41,142
Other assets	80,578	123	7,524	(65,351)	22,874

Total assets	$146,264	$63,860	$19,794	$(97,954)	$131,964

Current liabilities	$34,161	$16,320	$10,290	$(21,213)	$39,558
Other liabilities	147,504	-	2,334	(1,988)	147,850

Redeemable preferred stock	151,847	-	-	-	151,847
Total stockholders'
(deficit) equity	(187,248)	47,540	7,170	(74,753)	(207,291)

Total liabilities and
stockholders' (deficit) equity	$146,264	$63,860	$19,794	$(97,954)	$131,964

For the Year Ended November 30, 2003

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$14,212	$3,351	$1,022	$(37)	$18,548

Cash flows used in investing
activities:
Capital expenditures	(114)	(2,931)	(133)	-	(3,178)
Acquisition of businesses,
net of cash acquired	(2,138)	-	(340)	-	(2,478)

Net cash used in investing
activities	(2,252)	(2,931)	(473)	-	(5,656)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	71,550	-	-	-	71,550
Principal payments on long term debt	(84,380)	-	(287)	37	(84,630)
Proceeds from exercise of stock option	424	-	-	-	424
Proceeds from sale of common stock through
Employee Stock Purchase Plan	245	-	-	-	245

Net cash (used in) provided
by financing activities	(12,161)	-	(287)	37	(12,411)

Net (decrease) increase in cash	(201)	420	262	-	481
Cash at beginning of year	1,413	(202)	10	-	1,221

Cash at end of year	$1,212	$218	$272	$-	$1,702

For the Year Ended November 30, 2002

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by
operating activities	$17,322	$2,702	$(517)	$(40)	$19,467

Cash flows used in investing
activities:
Capital expenditures	(18)	(2,363)	(113)	-	(2,494)
Purchase of assets through
Acquisition, net of cash acquired	(2,428)	-	-	-	(2,428)
Purchase of goodwill
through acquisition	(4,450)	-	-	-	(4,450)

Net cash used in investing
activities	(6,896)	(2,363)	(113)	-	(9,372)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	50,300	-	-	-	50,300
Proceeds from bank debt for acquisition	7,000	-	-	-	7,000
Principal payments on long term debt	(67,815)	-	(25)	25	(67,815)
Proceeds from sale of common stock through
Employee Stock Purchase Plan	361	-	-	-	361

Net cash (used in) provided
by financing activities	(10,154)	-	(25)	25	(10,154)

Net (decrease) increase in cash	272	339	(655)	(15)	(59)
Cash at beginning of year	1,141	(541)	674	6	1,280

Cash at end of year	$1,413	$(202)	$19	$(9)	$1,221

Note 18: Selected Quarterly Financial Data (Unaudited)
   A summary of selected quarterly information for 2004 and 2003 is as follows:

(in thousands except per share amounts)

2004 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$50,891	$64,082	$63,167	$63,825	$241,965
Gross Profit	25,351	32,301	31,929	31,293	120,874
Net Income (Loss)
Available to Common
Stockholders	493	1,755	(3,643)	2,272	3,606

Net Income (Loss) Per
Common Share
Basic	$.19	$.67	$(1.34)	$.82	$1.34
Net Income (Loss) Per
Common Share
Diluted	$.19	$.63	$(1.34)	$.75	$1.26

(in thousands except per share amounts)

2003 Quarter Ended	Feb. 28	May 31	Aug. 31	Nov. 30	Total*

Net Sales	$43,523	$49,981	$52,033	$55,029	$200,566
Gross Profit	21,405	25,449	26,114	27,665	100,633
Net Income
Available to Common
Stockholders	13	1,353	1,421	1,630	5,315

Net Income Per
Common Share Basic	$.01	$.53	$.56	$.64	$2.09
Net Income Per
Common Share Diluted	$.01	$.53	$.56	$.63	$2.09

   * Due to adoption of EITF 03-06 the sum of the quarters may not equal the totals for the year.

Return to Index

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A. CONTROLS AND PROCEDURES

   The Company maintains disclosure controls and procedures that are designed to provide reasonable assurances that information required to be disclosed in reports filed with the Securities and Exchange Commission (the "Commission") pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission and that such information is accumulated and communicated to the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of the Company's management, including the CEO and CFO, the Company conducted an evaluation of the overall effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report.

   The evaluation of the Company's disclosure controls and procedures by the CEO and the CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. The Company's management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   Based on their evaluation, subject to the inherent limitations as described above and taking into consideration the matters described below, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

   In connection with the year-end review of the Company's consolidated financial statements for the year ended November 30, 2004 and the audit of those statements by the Company's Independent Registered Public Accounting Firm, the Company's management and Audit Committee were informed that the Company had misapplied accounting principles with regard to foreign currencies related to intercompany transactions, classification of freight costs and amortization of deferred financing costs, embedded derivatives in the preferred stock agreement, and the classification of preferred stock on the Company's balance sheets and statements of stockholders' deficit. During the first quarter of fiscal 2004, the Company restated its consolidated financial statements to reflect the classification of the Company's preferred stock as a long-term liability from permanent equity.

   The Company has determined that the misapplication of these accounting principles is the result of a significant deficiency in the design or operation of its internal controls regarding the application of generally accepted accounting principles and the review process of the implementation of accounting guidance. A significant deficiency is defined as a control deficiency, or combination of deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles, such that there is more than a remote likelihood that a misstatement of the Company's financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected. The Company has concluded that the misapplications, individually and in the aggregate, were not a material weakness because, among other things, the corrections taken had no effect on the Company's previously reported net income, earnings per share or cash flow, and would not result in more that a remote likelihood that a material misstatement of the Company's consolidated financial statements would not be prevented or detected.

   The Company's management has discussed the significant deficiency described above with the audit committee and is working with the audit committee to identify and implement corrective actions where required to improve the effectiveness of our internal controls, including the enhancement of our systems and procedures and additional training for our accounting staff on complex accounting matters.

   There have been no changes in internal controls over financial reporting that occurred during the fourth fiscal quarter of 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item will be set forth in the Proxy Statement and is incorporated herein by this reference, except that information regarding the Executive Officers of the Company is set forth in Part I of this Form 10-K on pages 6 and 7.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

   The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by this reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

15	(a)	(1).	Financial Statements - Appear as part of Item 8 of this Form 10-K.
Supplementary Data
The supplementary data required by Item 302 of Regulation S-K is contained on page 43 of this Annual Report on Form 10-K
Report of Independent Registered Public Accounting Firm.

The Report of the Company's Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, dated February 16, 2005, on the consolidated financial statements as of and for the fiscal years ended November 30, 2004, November 30, 2003, and November 30, 2002, is filed as a part of this Annual Report on Form 10-K on page 19.

15	(a)	(3).	Exhibits
			(i)			The following exhibits are filed herewith:
				21.1		Subsidiaries of the Registrant.
				23.1		Consent of PricewaterhouseCoopers LLP.
				31.1		Rule 13a-14(a) certification of Chief Executive Officer
				31.2		Rule 13a-14(a) certification of Chief Financial Officer
				32.1		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.
				32.2		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.
			(ii)			The following exhibits are incorporated herein by reference or have been previously reported:
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

3.1

Amended and Restated Certificate of Incorporation, as amended, of Juno Lighting, Inc. filed as Exhibit A to the Company's Information Statement on Form 14C (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 11, 2004.

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

4.3

Supplemental Indenture, dated as of May 20, 2004, among Alfa Lighting, Inc. and Modulight L.L.C, Juno Lighting, Inc. the other guarantors (as defined in the indenture referred to therein) and U.S. Bank National Association, (formerly known as Firstar Bank of Minnesota, N.A.), as trustee, filed as Exhibit 4.3 to the quarterly report on Form 10-Q (SEC File No. 0000-11631) for the quarter ended May 31, 2004.

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

10.4

Credit Agreement, dated as of May 21, 2004, among Juno Lighting, Inc., Juno Lighting, Ltd., the domestic subsidiaries of Juno Lighting, Inc. identified as "Guarantors" on the signature pages thereto and the several banks and other financial institutions from time to time party to the Credit Agreement, and Wachovia Bank, National Association, a national banking association, as administrative agent for the lenders, filed as Exhibit 10.8 to the quarterly report on Form 10-Q (SEC File No. 000-11631) for the quarter ended May 31, 2004.

10.5

1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

10.5	(a)

Amendment to the 1999 Stock Option and Incentive Plan, filed as Annex A to the proxy statement on Schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on March 22, 2004.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2005.
JUNO LIGHTING, INC.
/s/ T. Tracy Bilbrough

	By:	T. Tracy Bilbrough
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ T. Tracy Bilbrough	Director, Chief Executive Officer	February 25, 2005

T. Tracy Bilbrough

Executive Vice President, Chief Financial
/s/ George J. Bilek	Officer, Secretary and Treasurer	February 25, 2005

George J. Bilek

/s/ Robert Jaunich, II	Director, Chairman of The Board	February 25, 2005

Robert Jaunich, II

/s/ Mark N. Williamson	Director	February 25, 2005

Mark N. Williamson

/s/ Richard Marshuetz	Director	February 25, 2005

Richard Marshuetz

/s/ Michael M. Froy	Director	February 25, 2005

Michael M. Froy

/s/ Edward LeBlanc	Director	February 25, 2005

Edward LeBlanc

/s/ John P. Murphy	Director	February 25, 2005

John P. Murphy

		EXHIBIT INDEX
Exhibit Number		Page
The following exhibits are filed herewith:
21.1	Subsidiaries of the Registrant.	53
23.1	Consent of PricewaterhouseCoopers LLP.	54
31.1	Rule 13a-14(a) certification of Chief Executive Officer	55
31.2	Rule 13a-14(a) certification of Chief Financial Officer	56
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for T. Tracy Bilbrough.	57
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 for George J. Bilek.	58
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

3.1

Amended and Restated Certificate of Incorporation, as amended, of Juno Lighting, Inc. filed as Exhibit A to the Company's Information Statement on Form 14C (SEC File No. 0-11631) filed with the Securities and Exchange Commission on August 11, 2004.

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

4.3

Supplemental Indenture, dated as of May 20, 2004, among Alfa Lighting, Inc. and Modulight L.L.C, Juno Lighting, Inc. the other guarantors (as defined in the indenture referred to therein) and U.S. Bank National Association, (formerly known as Firstar Bank of Minnesota, N.A.), as trustee, filed as Exhibit 4.3 to the quarterly report on Form 10-Q (SEC File No. 0000-11631) for the quarter ended May 31, 2004.

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

10.4

Credit Agreement, dated as of May 21, 2004, among Juno Lighting, Inc., Juno Lighting, Ltd., the domestic subsidiaries of Juno Lighting, Inc. identified as "Guarantors" on the signature pages thereto and the several banks and other financial institutions from time to time party to the Credit Agreement, and Wachovia Bank, National Association, a national banking association, as administrative agent for the lenders, filed as Exhibit 10.8 to the quarterly report on Form 10-Q (SEC File No. 000-11631) for the quarter ended May 31, 2004.

10.5

1999 Stock Award and Incentive Plan, filed as Annex D to the proxy statement/prospectus that formed a part of the Registration Statement on Form S-4 (SEC File No. 0-11631) filed with the Securities and Exchange Commission on May 28, 1999.

10.5(a)

Amendment to the 1999 Stock Option and Incentive Plan, filed as Annex A to the proxy statement on Schedule 14A (SEC File No. 000-11631) filed with the Securities and Exchange Commission on March 22, 2004.

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

16.1	The information has been previously reported in a Form 8 dated May 21, 1992 filed by the Company with the Securities and Exchange Commission on May 22, 1992(SEC File No. 0-11631).

Exhibit 21.1

SUBSIDIARIES OF JUNO LIGHTING, INC.

State or Jurisdiction
Name of Subsidiary	of Incorporation

Juno Manufacturing, Inc.	Illinois
Indy Lighting, Inc.	Indiana
Juno Lighting, Ltd.	Canada
Alfa Lighting, Inc.	California
Modulight L.L.C	Delaware

Exhibit 23.1

Consent of Independent Registered Public Accounting Firm

   We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-87290, No. 333-04617 and No. 333-93659) of Juno Lighting, Inc. of our report dated February 16, 2005 relating to the financial statements, which appears in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 23, 2005

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

Dated: February 25, 2005

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

Dated: February 25, 2005

/s/ GEORGE J. BILEK
George J. Bilek
Executive Vice President,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2004, as filed with the Securities and Exchange Commission on February 25, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 25, 2005

/s/ T. TRACY BILBROUGH
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

(18 U.S.C. SECTION 1350)

          I, George J. Bilek, Vice President, Finance of Juno Lighting, Inc., certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The annual report on Form 10-K for the year ended November 30, 2004, as filed with the Securities and Exchange Commission on February 25, 2005 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Juno Lighting, Inc.

Dated: February 25, 2005

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

Consolidated Statements of Income

Consolidated Balance Sheets

Consolidated Statements of Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Selected Quarterly Financial Data (Unaudited)

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

Item 9A. Controls and Procedures

Item 9B. Other Information

PART III
 Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13 Certain Relationships and Related Transactions

Item 14 Principal Account Fees and Services

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

Valuation and Qualifying Accounts

Signatures

Certifications

Exhibit 21.1

Exhibit 23.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

Back to top