Form 10-Q
period 2005-02-28
JUNO LIGHTING INC
filed 2005-04-14
CIK 723888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2005
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to .

Commission file number: 0-11631

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

Yes         No    X

There were 2,836,291 shares of common stock outstanding as of March 31, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	(in thousands)

	February 28,	November 30,
	2005	2004

Assets
Current Assets:
Cash	$471	$2,362
Accounts receivable, less customer allowances of $985
and $1,060	43,094	42,350
Inventories	30,869	27,049
Prepaid expenses and other current assets	4,199	4,161

Total current assets	78,633	75,922

Property and equipment:
Land	7,417	7,445
Building and improvements	34,209	34,244
Tools and dies	14,836	14,505
Machinery and equipment	9,421	9,150
Computer equipment	9,903	9,862
Office furniture and equipment	3,790	3,788

	79,576	78,994
Less accumulated depreciation and amortization	(39,562)	(38,792)

Net property and equipment	40,014	40,202

Goodwill	18,468	18,690
Intangible assets, net of accumulated amortization of $2,044
and $1,796	4,905	5,125
Other assets	1,354	419

Total assets	$143,374	$140,358

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$18,126	$17,019
Accrued liabilities	12,423	16,420
Short term borrowings	4,700	2,500
Current maturities of long-term debt	1,650	1,650

Total current liabilities	36,899	37,589

Long-term debt, less current maturities	193,025	194,438

Deferred income taxes payable	3,721	4,027

Dividends payable to preferred stockholders	9,642	6,428

Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value; $100 stated value; 5,000,000 shares
authorized and 1,063,500 shares issued, stated at redemption value	116,876	116,876

Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
2,810,791 and 2,800,691 shares issued and outstanding	3	3
Paid-in capital	1,592	1,305
Accumulated other comprehensive income	877	560
Shareholder note receivable	(200)	(200)
Accumulated deficit	(219,061)	(220,668)

Total stockholders' deficit	(216,789)	(219,000)

Total liabilities and stockholders' deficit	$143,374	$140,358

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except for share amounts)
Three Months Ended

	February 28,	February 29,
	2005	2004

Net sales	$60,814	$50,891

Cost of sales	30,547	25,540

Gross profit	30,267	25,351

Selling, general and administrative expenses	18,752	16,265

Operating income	11,515	9,086
Other (expense) income:

Interest expense	(3,203)	(3,630)

Interest and dividend income	4	5

Unrealized gain on interest rate swap	-	110

Foreign currency exchange loss	(622)	-

Miscellaneous	3	34

Total other (expense), net	(3,818)	(3,481)

Income before taxes on income	7,697	5,605

Taxes on income	2,876	2,075

Net income	4,821	3,530

Less: preferred stockholder participation rights	3,340	3,037

Income available to common stockholders	$1,481	$493

Net income per common share Basic	$.53	$.19

Net income per common share Diluted	$.48	$.19

Weighted average number of common shares outstanding - Basic	2,804,111	2,600,264

Weighted average number of common shares outstanding - Diluted	3,076,129	2,632,152

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(in thousands except share amounts)

Three Months Ended February 28, 2005

	Common Stock, $.001 PAR			Accumulated Other	Stockholder

		Amount	Paid-In Capital	Comprehensive	Note	Accumulated	Total
	Shares			Income (Loss)	Receivable	Deficit

Balance, November 30, 2004	2,800,691	$3	$1,305	$560	$(200)	$(220,668)	$(219,000)

Comprehensive income:
Net income for the three months ended February 28, 2005	-	-	-	-	-	4,821	4,821
Loss on foreign currency translation	-	-	-	(241)	-	-	(241)

Unrealized gain on derivative hedged instruments, net of tax	-	-	-	558	-	-	558

Comprehensive income	-	-	-	-	-	-	5,138

Exercise of stock options	10,100	-	204	-	-	-	204
Tax benefit of stock options exercised	-	-	71	-	-	-	71
Compensation expense associated with stock options	-	-	12	-	-	-	12
Preferred stockholder participation rights	-	-	-	-	-	(3,214)	(3,214)

Balance, February 28, 2005	2,810,791	$3	$1,592	$877	$(200)	$(219,061)	$(216,789)

(See Notes to Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
Three Months Ended

February 28,		February 29,
2005		2004

Cash flows (used in) provided by operating activities:

Net income	$4,821	$3,530
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,117	1,373
Unrealized (gain) on interest rate swap	-	(110)
Deferred income taxes	(16)	(223)
Deferred compensation expense	12	-
Tax benefit on stock options exercised	71	-
Derivative hedged instruments' ineffectiveness	(27)	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(889)	2,141
Increase in inventories	(3,973)	(2,090)
(Increase) decrease in prepaid expenses and other current assets	(681)	705
Decrease (increase) in other assets	233	(423)
Increase in accounts payable	1,153	1,410
Decrease in accrued liabilities	(3,963)	(4,922)

Net cash (used in) provided by operating activities	(2,142)	1,391

Cash flows used in investing activities:
Capital expenditures	(780)	(461)

Cash used in investing activities	(780)	(461)

Cash flows provided by (used in) financing activities:
Principal payments on long-term debt and bank debt, including the revolver and bank debt	(20,327)	(19,079)
Proceeds from bank debt, including the revolver	21,200	16,800
Debt refinancing costs	(29)	-
Proceeds from exercise of stock options	204	547

Net cash provided by (used in) financing activities	1,048	(1,732)

Effect of exchange rate changes on cash	(17)	-

Net decrease in cash	(1,891)	(802)

Cash at beginning of period	2,362	1,702

Cash at end of period	471	900

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$3,244	$7,341
Income taxes	573	158

Non-cash financing activities:
Dividends to preferred stockholders	$3,214	$3,037

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Financial Information

   The financial statements and the related notes are condensed and should be read in conjunction with the consolidated financial statements and related notes for the year ended November 30, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of Juno Lighting, Inc.'s (the "Company") financial position, stockholders' deficit, results of its operations and cash flows. The results of operations for the three months ended February 28, 2005 are not necessarily representative of results for the year ended November 30, 2005. The information in the condensed consolidated balance sheet as of November 30, 2004 was derived from the Company's 2004 audited consolidated financial statements.

Revenue Recognition

   Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. Sales prices are fixed based upon sales orders. The Company has customer volume incentive programs that are recorded as a reduction to sales based upon written substantive agreements. In addition, the Company has recorded various customer allowance and credit programs as reductions of sales based upon historical experience rates. Shipping and handling costs included in Selling, General and Administrative costs amounted to $2,661,000 and $2,187,000 for the first quarter of 2005 and 2004, respectively.

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

Goodwill

  Goodwill is recorded from the excess of purchase price over fair market value of net assets acquired for various acquisitions. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" during 2002 on which date goodwill is no longer subject to amortization however it is required to be reviewed at least annually for impairment. Changes in foreign exchange rates resulted in increases (decreases) to goodwill of $222,000 and $(146,000) in the first quarter of 2005 and 2004, respectively.

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

   In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". This standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The following table sets forth the impact of stock-based compensation on a pro forma basis:

	(in thousands except per share amounts)
	Three Months Ended

	February 28,	February 29
	2005	2004

Net income as reported	$4,821	$3,530
Preferred stockholder participation rights	(3,214)	(3,037)
Additional preferred stockholder participation rights (assumed full distribution of net income)*	(126)	-

Net income available to
common shareholders as reported	$1,481	$493

Net income as reported	$4,821	$3,530
Pro Forma compensation expense, net of tax	(92)	(157)

Pro Forma net income	4,729	3,373
Preferred stockholder participation rights	(3,214)	(3,037)
Additional preferred stockholder participation rights (assumed full distribution of net income)*	(62)	-

Pro Forma net income
available to common shareholders	$1,453	$336

Basic net income per share
As reported	$.53	$.19
Pro Forma	$.52	$.13

Diluted net income per share
As reported	$.48	$.19
Pro Forma **	$.47	$.13

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  Anti-dilutive stock options have been excluded.

Recently Issued Accounting Standards

   In March 2005, Staff Accounting Bulletin No. 107 ("SAB 107") was issued which expressed views of the Securities and Exchange Commission ("SEC") regarding the interaction between Statement of Financial Accounting Standards Statement ("SFAS") No. 123R, "Share-based Payment" and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its 2005 consolidated net income and earnings per share.

NOTE 2: INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories are summarized as follows:

	(in thousands)
	February 28, 2005	November 30, 2004

Finished goods	$16,103	$14,810
Raw materials	15,977	13,485
Reserve for Obsolescence	(1,211)	(1,246)

	$30,869	$27,049

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	February 28,	November 30,
	2005	2004

Wachovia Bank, N.A. and certain other lenders,
payable in quarterly installments of $412,500 through
August 2010, balance of $135,600,000 due
November 2010, plus quarterly interest payments
at a variable rate generally approximating 3 month
LIBOR plus 2.75% (First Lien Loan)	$144,675	$146,088
Wachovia Bank, N.A. and certain other lenders,
payable May 2011, plus interest payable quarterly
at a variable rate generally approximating 3 month
LIBOR plus 5.50% (Second Lien Loan)	50,000	50,000

	194,675	196,088
Less current maturities	(1,650)	(1,650)

Total long-term debt	$193,025	$194,438

   The fair value of long-term debt, including current maturities, was approximately $214.6 million and $222.0 million as of February 28, 2005 and November 30, 2004, respectively, based on a discounted cash flow analysis because current quoted market rates for these financial instruments was unavailable.

   The Company has a credit agreement (the "Credit Agreement") with Wachovia Bank, N.A. and certain other lenders providing a $245 million credit facility consisting of (a) a $30 million revolving credit facility (the "Revolving Credit Facility"), (b) $165 million First Lien term loan ("First Lien Loan"), and (c) $50 million Second Lien term loan ("Second Lien Loan").

   Prepayments of the outstanding Second Lien Loan may not be made until all borrowings under the Revolving Credit Facility and the First Lien Loan have been repaid in full.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At February 28, 2005, the interest rates for the First Lien Loan and Second Lien Loan were 5.20% and 8.35%, respectively. Interest rates are reset periodically based upon the Company's LIBOR elections.

   As of February 28, 2005 there were outstanding borrowings under the Revolving Credit Facility of $4.7 million, letter of credits in the amount of $2.1 million and the maximum available credit under the facility was $23.2 million.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as provided for in the Credit Agreement dated May 21, 2004. The aggregate amounts of existing long-term debt maturing are as follows (in thousands):

Remainder of	2005	$1,237
	2006	1,650
	2007	1,650
	2008	1,650
	2009	1,650
	2010	136,838
	Thereafter	50,000

	Total	$194,675

   The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts certain types of new indebtedness greater than $5,000,000 and the payment of dividends which cannot be paid until repayment of the debt has occurred.

NOTE 4: TAXES ON INCOME

   Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

(in thousands)

Quarter ended	February 28, 2005	February 29, 2004

Current:
Federal	$2,802	$2,038
State	226	155
Foreign	221	98

	3,249	2,291

Deferred:
Federal	(385)	(219)
State	(11)	(18)
Foreign	23	21

	(373)	(216)

Total taxes on income	$2,876	$2,075

   Deferred tax assets (liabilities) are comprised of the following:

(in thousands)

	February 28,	November 30,
	2005	2004

Reserve for customer allowances	$375	$370
Inventory costs capitalized for tax purposes	694	691
Accrued compensation and benefits	823	803
Accrued warranty reserve	37	38
Prepaid promotional expenses	(113)	(156)
Interest rate swap	(419)	(76)

Net current deferred tax assets	1,397	1,670

Fixed assets	(2,211)	(2,279)
Amortization of swap gain	-	-
Basis difference of acquired assets	(50)	(52)
Capitalized interest	(14)	(14)
Foreign amortization	(1,115)	(1,351)
Real estate taxes	(331)	(331)

Net long term deferred tax liabilities	(3,721)	(4,027)

Net deferred tax liability	$(2,324)	$(2,357)

   The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

	February 28,	February 29,
Quarter ended	2005	2004

Income taxes at statutory rate	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.7	2.1
Other	.7	(.1)

Effective tax rate	37.4%	37.0%

   The Company provides for tax contingencies in amounts that are expected for the probable outcome of positions taken in its tax filings.  The Company includes its tax reserves in income taxes current payable.

NOTE 5: COMMITMENTS AND CONTINGENCIES

   Total minimum rentals under license agreements and noncancelable operating leases for distribution warehouse space and equipment at February 28, 2005 are as follows (unaudited):

(in thousands)

Fiscal year	License Agreements	Operating Leases	Total

2005	$967	$1,105	$2,072
2006	200	628	828
2007	200	155	355
2008	200	94	294
2009	200	11	211
Thereafter	2,200	-	2,200

Total	$3,967	$1,993	$5,960

   Total rent expense charged to operations amounted to approximately $349,000, and $274,000 for the quarters ended February 28, 2005 and February 29, 2004, respectively.

   Total license expense charged to operations amounted to approximately $333,000, and $167,000 for the quarters ended February 28, 2005 and February 29, 2004, respectively.

     In October 2003 the board of directors authorized a share repurchase program whereby the Company could buy up to $7,500,000 of its outstanding common stock from time to time in the open market or in private transactions. The Company did not repurchase any of its common stock in the first quarter of fiscal 2005.

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

NOTE 6: DERIVATIVE INSTRUMENTS

   The Company entered into a Credit Agreement on May 21, 2004, which required the Company to enter derivative contracts by September 2004 designed to hedge against interest rate fluctuation related to the Company's newly acquired debt. The Company entered into two pay-fixed interest rate swaps designated as cash flow hedges with an outstanding notional principal amount of $107 million as of February 28, 2005 expiring November 2006. The carrying value of these swaps was approximately $1,143,000 and $201,000 as of February 28, 2005 and November 30, 2004, respectively, which also approximates their fair values based on current market rates for similar instruments.  These swaps serve as a means to mitigate the risk of rising interest rates in future periods by effectively converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The change in fair value of the swaps of approximately $942,000 during the quarter ended February 28, 2005, is deferred and included in other comprehensive income net of tax (approximately $558,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was approximately $27,000.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in net unrealized gains of $110,000 for the quarter ended February 29, 2004. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statements of income for the quarter ended February 29, 2004. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

NOTE 7: BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:

		(In Thousands)

	February 28,	February 29,
Three months ended	2005	2004

Net Sales:
United States
(including Puerto Rico)	$55,978	$47,141
Canada	4,836	3,750

Total	$60,814	$50,891

	February 28,	November 30,
	2005	2004

Total Assets:
United States	$127,971	$123,333
Canada	15,319	17,025

Total	$143,290	$140,358

 NOTE 8: NET INCOME PER COMMON SHARE

   Net earnings per share is calculated in accordance with Emerging Issues Task Force ("EITF") 03-06, which the Company adopted during its third quarter of 2004. The application of the consensus in EITF 03-06 resulted in no restatement of earnings per share for the quarter ended February 29, 2004. Basic earnings per share is computed under the following method:

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

   The calculations of earnings per share are presented below utilizing the required numerators and denominators in accordance with EITF 03-06.

(In thousands except share amounts)
Basic Earnings Per Share:
	February 28,	February 29,
Quarter ended	2005	2004

Net income	$4,821	$3,530
Preferred stockholder participation rights - stated	(3,214)	(3,037)
Additional preferred stockholder participation rights (assumed
full distribution of net income)*	(126)	-

Income available to common stockholders	1,481	493
Weighted average common shares outstanding	2,804,111	2,600,264

Net income per common share basic	$0.53	$0.19

Diluted Earnings Per Share:
	February 28,	February 29,
Quarter ended	2005	2004

Net income	$4,821	$3,530
Preferred stockholder appreciation rights - stated	(3,214)	(3,037)
Additional preferred stockholder participation rights (assumed
full distribution of net income)*	(126)	-

Income available to common stockholders	1,481	493
Weighted average common shares outstanding	2,804,111	2,600,264
Dilutive option shares **	272,018	31,888

Total average shares outstanding	3,076,129	2,632,152

Net income per common share diluted **	$0.48	$0.19

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  Options totaling 906,305 have been excluded from the calculation during 2004, as strike prices exceeded the stock market price. Shares of preferred stock on an as converted basis of 6,324,445 and 5,842,489 in 2005 and 2004, respectively, are excluded from the calculation as they are anti-dilutive.

NOTE 10: COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	February 28,	February 29,
	2005	2004

Net income	$4,821	$3,530
Foreign currency
translation adjustment	(241)	(641)
Unrealized gain on derivative hedged instruments	558	-

Comprehensive income	$5,138	$2,889

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended	Fiscal Year Ended
	February 28, 2005	November 30, 2004

Foreign currency
Translation adjustment	$211	$452
Unrealized gain on derivative hedged instruments	666	108

Accumulated other
comprehensive income	$877	$560

NOTE 11:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal LLP, which billed the Company an aggregate of $108,000, and $135,000 for legal services provided to the Company for the quarters ended February 28, 2005 and February 29, 2004, respectively.

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

NOTE 12: GUARANTORS' FINANCIAL INFORMATION

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

For the Three Months Ended February 29, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$41,090	$42,486	$4,588	$(37,273)	$50,891
Cost of sales	34,108	25,248	3,287	(37,103)	25,540

Gross profit	6,982	17,238	1,301	(170)	25,351
Selling, general and
administrative	7,755	7,566	917	27	16,265

Operating (loss) income	(733)	9,672	384	(197)	9,086
Other (expense) income	(3,414)	21	(88)	-	(3,481)

(Loss) income before
taxes on income	(4,187)	9,693	296	(197)	5,605
Taxes on income	(1,630)	3,588	118	(1)	2,075

Net (loss) income	(2,557)	6,105	178	(196)	3,530
Less: preferred stockholder
participation rights	(3,037)	-	-	-	(3,037)

Net (loss) income
available to common
stockholders	$(5,594)	$6,105	$178	$(196)	$493

For the Three Months Ended February 29, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$521	$930	$(50)	$(10)	$1,391

Cash flows (used in) investing
activities: Capital expenditures	(1)	(448)	(12)	-	(461)

Net cash (used in) investing
activities	(1)	(448)	(12)	-	(461)

Cash flows (used in) provided by
financing activities:
Proceeds from bank debt	16,800	-	-	-	16,800
Proceeds from exercise of
stock options	547	-	-	-	547
Principal payments on
long term debt	(19,079)	-	(10)	10	(19,079)

Net cash (used in) provided by
financing activities	(1,732)	-	(10)	10	(1,732)

Net (decrease) increase in cash	(1,212)	482	(72)	-	(802)
Cash at beginning of period	1,212	218	272	-	1,702

Cash at end of period	$-	$700	$200	$-	$900

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Management's Discussion and Analysis of Results of Operations and Financial Condition addresses the financial condition and results of operations as reflected in the Company's Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. For a detailed discussion of critical accounting policies, please refer to the Consolidated Financial Statements, related notes, and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended November 30, 2004 included on Form 10-K.

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

Productivity and Cost Control

   The Company has been able to maintain relatively consistent gross margins in 2005 in spite of substantial increases in principal raw materials, primarily steel and aluminum through the combination of selling price increases, favorable leverage on fixed costs, productivity improvements and cost control. In addition, through its continuous improvement initiative which began in 2001, the Company has focused attention on metrics to improve productivity in its manufacturing operations and continually search for ways to control cost.

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

RESULTS OF OPERATIONS:

Three Months Ended February 28, 2005 Compared With Three Months Ended February 29, 2004

   During the first quarter ended February 28, 2005, net sales increased $9.9 million (or 19.5%) to $60,814,000 compared to $50,891,000 for the like period in 2004. Approximately 20% of the first quarter consolidated sales growth resulted from new product introductions. The remaining 80% resulted from general volume increases including those associated with new channels of distribution and selling price increases. The Company realized approximately $2,560,000 in additional revenue during the quarter ended February 28, 2005 as a result of selling price increases for most of its product lines effective May 1, 2004 and December 1, 2004.

   Gross profit expressed as a percentage of net sales remained at 49.8% for the quarter, compared to the like period in 2004. The positive leverage on labor and overhead from increased sales volumes was offset by higher costs on commodity raw materials.

   Selling, general and administrative expenses increased $2.5 million to $18,752,000 (30.8% of sales) for the first quarter of 2005 compared to $16,265,000 (32.0% of sales) for the like period in 2004. Approximately 54% of this dollar increase was due to increased commission and freight expenses relating to the increased sales volume. Approximately 20% was due to increased sales promotion and meeting expenses and approximately 6% was due to increased research and development expenses.

   As a result of the above factors, operating income increased to $11,515,000 (18.9% of sales) as compared to $9,086,000 (17.9% of sales) for the like period in 2004.

   The effective income tax rate for the quarter ended February 28, 2005 was 37.4%, consistent with historical results.

Inflation

   The Company implemented a selling price increase for most of its product lines effective December 1, 2004 in order to pass on increasing costs to its customers. While Juno believes that it generally has been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, the Company may not have future success in limiting material price increases, reflecting any material price increases in the sales prices it charges its customers or offsetting such price increases through improved efficiencies.

Liquidity and Capital Resources

   During the three-month period ended February 28, 2005, operating activities used cash flow of $2,142,000. Accounts receivable increased $889,000 (2.1%) primarily due to increased sales with customers (some associated with large buying groups) that are subject to extended payment terms. Inventory increased $3,973,000 (14.7%) in support of current and anticipated sales increases. Prepaid expenses and other current assets increased $681,000 (16.4%) primarily due to the timing of installment payments for insurance policies. Accounts payable increased $1,153,000 (6.8%) as a result of increased inventory purchased in support of anticipated sales increases. Accrued liabilities decreased $3,963,000 (24.1%) primarily due to accruals for sales incentive programs and compensation settled in the first quarter of 2005, net of increases in the current year tax provision for which deposits are not paid until March 2005.

   Net cash used in investing activities amounted to $780,000 for the three month period ending February 28, 2005, and was comprised of capital expenditures in support of operations.

      The net cash provided by financing activities of $1,048,000 consisted primarily of proceeds from the Revolving Credit Facility of $21,200,000 net of principal payments on long-term debt of $1,327,000 and repayments on the revolver of $19,000,000.

   The Company's liquidity needs are expected to arise primarily from operating activities, servicing indebtedness and the payment of cash dividends on its outstanding Preferred Stock. As of February 28, 2005, the Company had cash of approximately $471,000, short term borrowings of $4,700,000 under the Revolving Credit Facility, letter of credits in the amount of $2,100,000, the current portion of long-term debt of $1,650,000 and total long term debt of approximately $193,025,000. The Company's principal source of cash to fund its liquidity needs will be its available cash, net cash from operating activities and borrowings under the Revolving Credit Facility. The maximum available credit under the Revolving Credit Facility was $23,200,000 as of February 28, 2005. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, pay cash dividends or to make necessary capital expenditures.

Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At February 28, 2005, the interest rates for the First Lien Loan and Second Lien Loan were 5.2% and 8.35%, respectively. Interest rates are reset periodically based upon the Company's LIBOR elections. It is the company's expectation that interest rates will continue to rise in the near term; however, the Company believes its derivative financial instruments will effectively mitigate any material impact on the company's results of operations over the life of those instruments resulting from rising interest rates. Interest on the First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries. Prepayments of borrowings outstanding under the Second Lien Loan may not be made until all borrowings outstanding under the Revolving Credit Facility and the First Lien Loan have been repaid in full. The Credit Agreement requires the Company to maintain certain financial covenants, such as a maximum leverage ratio, a minimum fixed charge coverage ratio, and a limitation on capital expenditures. It also contains covenants which, among other things, generally restricts new indebtedness and the payment of dividends.

   As of February 28, 2005, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $19.42 per share of common stock to be issued. Accrued but unpaid cash dividends on Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $26.25 per share of common stock to be issued. Accrued but unpaid cash dividends can not be converted until expiration of the deferred dividend due date described below.

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

Other Matters

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

Recently Issued Accounting Standards

  In March 2005, Staff Accounting Bulletin No. 107 ("SAB 107") was issued which expressed views of the Securities and Exchange Commission ("SEC") regarding the interaction between Statement of Financial Accounting Standards Statement ("SFAS") No. 123R, "Share-based Payment" and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. Although the Company has not yet determined whether adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirement under SFAS 123R, acceptable methods of determining fair market value, and the magnitude of the impact on its 2005 consolidated net income and earnings per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks arising from changes in interest rates.    The Company entered into two pay-fixed interest rate swaps during August 2004 designated as cash flow hedges with an outstanding notional principal amount of $107 million as of February 28, 2005 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The Company recorded a gain due to the change in fair value of the swaps of approximately $942,000 during the quarter ended February 28, 2005, deferred in other comprehensive income net of tax (approximately $558,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was approximately $27,000 and was recorded as a reduction of interest expense.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in a net unrealized gain of $110,000 for the quarter ended February 29, 2004. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statement of income for the quarter ended February 29, 2004. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

   The Company manufactures its products in the United States and Canada and sells products in those markets. Additionally, the Company contracts for the manufacturing of certain products from a third party whose facilities are located in Mexico. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Canada. To manage this exposure, the Company closely monitors the working capital requirements of its Canadian subsidiaries and to the extent possible maintains their monetary assets in U.S. dollar instruments. The Company does not actively hedge its foreign currency translation risk. At February 28, 2005 total assets invested in Canada were $15,319,000.

   The Company is exposed to market risks arising from adverse changes in the cost of raw materials used in the production of its products, primarily steel and aluminum. The Company attempts to offset increases in raw material costs through a combination of selling price increases, favorable leverage on fixed costs, productivity improvements and cost control.

ITEM 4. CONTROLS AND PROCEDURES

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

   The evaluation of the Company's disclosure controls and procedures by the CEO and the CFO included a review of the controls' objectives and design, the operation of the controls, and the effect of the controls on the information presented in this quarterly report. The Company's management, including the CEO and CFO, does not expect that disclosure controls and procedures can or will prevent or detect all errors and all fraud, if any, because there are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. As a result, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

   Based on their evaluation, subject to the inherent limitations as described above, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

   During 2004, the Company's Independent Registered Public Accounting Firm reported to the Audit Committee certain matters involving internal controls considered to be significant deficiencies. During the three months ended February 28, 2005, management has begun certain corrective measures to (1) improve and document accounting policies and procedures, (2) identify and understand prospective changes in generally accepted accounting principles, and (3) train accounting personnel on complex accounting topics.

   There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - Not applicable

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - Not applicable

Item 6. Exhibits

10.1	Form of Nonqualified Stock Option Agreement pursuant to the Juno Lighting, Inc. 1999 Stock Option Award and Incentive Plan.

10.2	Form of Nonqualified Stock Option Agreement

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNO LIGHTING, INC.

By	/s/ George J. Bilek

George J. Bilek, Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Duly
Authorized Officer of the Registrant)

Dated: April 14, 2005

Exhibit 10.1

NONQUALIFIED STOCK OPTION AGREEMENT
PURSUANT TO THE
JUNO LIGHTING, INC. 1999 STOCK AWARD AND INCENTIVE PLAN

     This Nonqualified Stock Option Agreement (the "Option Agreement") is made and entered into as of                    ,             (the "Date of Grant"), by and between Juno Lighting, Inc., a Delaware corporation (the "Company"), and                     (the "Optionee"). Capitalized terms not defined herein shall have the meaning given to them in the Juno Lighting, Inc. 1999 Stock Award and Incentive Plan (the "Plan").

     1.     Definitions. The following definitions are used herein:

          (a)     $52.17 Price Event" means the first to occur of the following: (1) a Public Offering pursuant to which the Stock of the Company is sold for at least $52.17 per share, but less than $62.17 per share; or (2) a Change in Control pursuant to which the Stock of the Company is sold for at least $52.17 per share, but less than $62.17 per share.

          (b)     "$62.17 Price Event" means the first to occur of the following: (1) a Public Offering pursuant to which the Stock of the Company is sold for at least $62.17 per share; or (2) a Change in Control pursuant to which the Stock of the Company is sold for at least $62.17 per share.

          (c)     "Cause" means (i) any act of theft, dishonesty, embezzlement or misappropriation against the Company or any Affiliate, (ii) any conviction of, or guilty plea or plea of nolo contendere to, any felony or other crime involving moral turpitude, fraud or dishonesty, (iii) any failure to (A) substantially perform the duties of the Optionee's terms of employment, or (B) cure any noncompliance, within thirty (30) days' written notice of such noncompliance, with any material directive of the Board or any executive officer or with any established policy or procedure of the Company and/or any Affiliate, as applicable to the Optionee, or (iv) any act or omission constituting willful or material breach of a fiduciary obligation or any malfeasance, negligence, incompetence or willful or gross misconduct relating to the business of the Company or any Affiliate or the performance of the Optionee's duties of employment, in the case of clauses (i), (ii), (iii) and (iv), as determined by the Board in good faith. Notwithstanding the foregoing, solely for purposes of Section 9 hereof, "Cause" shall have the meaning set forth above, except that the "Company" shall also refer to the Acquiror, and the "Board" shall also refer to the Board of Directors of the Acquiror each place such terms appear therein.

          (d)     "CIC Price Event" means a Change in Control pursuant to which the Stock of the Company is sold for at least $52.17 per share.

          (e)     "Disability" has the same meaning set forth in the Company's long-term disability plan as in effect as of the date of the grant of the Option, or thereafter implemented or, if at any time no such plan exists, means a physical or mental disability that, in the good-faith determination of the Committee, renders the Optionee incapable of performing his full-time duties for a period of six (6) months or more within any twelve (12) month period.

          (f)     "Forfeiture Event" means the first to occur of the following: (1) a Public Offering pursuant to which the Stock of the Company is sold for less than $52.17 per share; or (2) a Change in Control pursuant to which the Stock of the Company is sold for less than $52.17 per share.

          (g)     "Fremont" means Fremont Investors I, L.L.C. and its Affiliates.

          (h)     "Good Reason" means the occurrence (without the Optionee's express written consent) of any of the following: (i) a substantial adverse alteration in the nature or status of the Optionee's responsibilities from those in effect immediately prior to the Escrow Effective Date, (ii) a reduction by the Acquiror in the Optionee's base salary or a failure by the Acquiror to pay any base salary or contractually committed cash bonus payment amounts when due, (iii) a material reduction by the Acquiror of any material employee benefit in effect immediately prior to the Escrow Effective Date that adversely affects the Optionee, except for changes to the employee benefits programs that generally affect all members of the Acquiror's management personnel, or (iv) the requirement by the Acquiror that the principal place of performance of the Optionee's services be at a location more than 50 miles from the Optionee's principal place of performance of services immediately prior to the Escrow Effective Date.

          (i)     "Group" means a group of related Persons as that term is used in Section 13(d) of the Exchange Act, together with any affiliates thereof.

          (j)     "Person" shall have the meaning given in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof except that such term shall not include (A) the Company or any of its subsidiaries, (B) any trustee or other fiduciary holding securities under an employee benefit plan of the Company or any of its affiliates, (C) an underwriter temporarily holding securities pursuant to an offering of such securities, or (D) any corporation owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of Stock.

          (k)     "Price Event" means any of a Forfeiture Event, a $52.17 Price Event or a $62.17 Price Event.

          (l)     "Public Offering" means an offering by the Company or Fremont, after the Date of Grant, of the Company's or Fremont's (as applicable) common stock to the public in a firm commitment underwriting that results in gross proceeds to the Company or Fremont of at least $50,000,000 pursuant to an effective registration statement under the Securities Act or any comparable process under any similar federal statute then in effect.

          (m)     "Public Offering Price Event" means a Public Offering pursuant to which the Stock of the Company is sold for at least $52.17 per share.

          (n)     Equitable Adjustment to Definitions. Upon the occurrence of an event described in the second paragraph of Section 5 of the Plan, the Committee, in its sole discretion, may equitably adjust the following definitions in accordance with such event: $52.17 Price Event, $62.17 Price Event, CIC Price Event, Forfeiture Event and Public Offering Price Event.

     2.     Number of Shares. The Company hereby grants to the Optionee an option (this "Option") to purchase               shares of Stock (the "Option Shares") at an exercise price per share of $20.2517, subject to all of the terms and conditions of this Option Agreement and the Plan. If, as of the Date of Grant, the Plan does not have reserved sufficient shares of Stock to issue the Option Shares, the Option shall be contingent upon the reservation of sufficient shares of Stock under the Plan; the Option shall be void if such shares are not so reserved within six (6) months of the Date of Grant.

     3.     Option Term. The term of the Option and of this Option Agreement shall commence on the Date of Grant and, unless the Option is previously terminated pursuant to Sections 5, 7 or 9 below, shall terminate upon the tenth (10th) anniversary of the Date of Grant (the "Expiration Date").

     4.     General Conditions of Exercise.

          (a)     The Option may not be exercised for a fraction of a share.

          (b)     If the Optionee terminates employment with the Company and all Affiliates, from and after such Termination Date (as defined in Section 7 below), the Option may be exercised, in accordance with Section 7, only with respect to Option Shares that were exercisable as of the Termination Date.

          (c)      Notwithstanding anything in this Option Agreement to the contrary, no portion of the Option shall be exercisable on or after the Expiration Date.

     5.     Additional Conditions of Exercise.

          (a)      Upon a Forfeiture Event that occurs prior to any other Price Event, this entire Option shall terminate and expire. Upon a $52.17 Price Event that occurs prior to any other Price Event, this Option shall terminate and expire as to 0% of the Option Shares. If a $62.17 Price Event occurs prior to any other Price Event, this Option shall remain in full force and effect as to 100% of the Option Shares. Until a Price Event occurs, no portion of this Option shall be exercisable. The Option Shares remaining subject to this Option after application of this Section 5(a) shall be referred to as the "Remaining Option Shares."

          (b)     If a Price Event that is a Public Offering Price Event occurs, the Remaining Option Shares shall become exercisable as to 50% of the Remaining Option Shares on the first (1st) anniversary of such Public Offering Price Event and as to an additional 50% of the Remaining Option Shares on the second (2nd) anniversary of such Public Offering Price Event. If a Change in Control occurs prior to the second (2nd) anniversary of such Public Offering Price Event, the unexercisable portion of the Option shall be subject to the escrow provisions of Section 9 and shall not be exercisable until termination of the Escrow Account (defined in Section 9, below).

          (c)      If a Price Event that is a CIC Price Event occurs, the Remaining Option Shares shall be subject to the escrow provisions of Section 9 and shall be exercisable upon termination of the Escrow Account.

     6.      Method of Exercise of Options.

          (a)      The Option may be exercised by delivering to the Company (1) an executed stock option exercise notice in a form as may be approved by the Committee from time to time (the "Exercise Notice"), which shall set forth, inter alia, (i) the Optionee's election to exercise the Option, (ii) the number of shares of Stock being purchased and (iii) any representations, warranties and agreements regarding the Optionee's investment intent and access to information as may be required by the Company to comply with applicable securities laws, and (2) payment in full of the aggregate exercise price of the shares being purchased.

          (b)      Payment of the aggregate exercise price for Option Shares being purchased and any applicable withholding taxes may be made (i) in cash or by check, (ii) in unrestricted Stock already owned by the Optionee for at least six months on the date of surrender to the extent such Stock has a Fair Market Value on the date of surrender equal to the aggregate exercise price of the Option Shares as to which the Option is to be exercised, (iii) to the extent permitted by law, by having shares of Stock with a Fair Market Value on the date of exercise equal to the aggregate exercise price sold by a broker-dealer under circumstances meeting the requirements of 12 C.F.R. Section 220 or any successor thereof, or (iv) by a combination of such methods.

     7.      Effect of Termination of Employment.

          (a)      Upon the termination of the Optionee's employment with the Company and all Affiliates under any circumstances, the Option shall immediately terminate as to any Option Shares that are not exercisable as of the date of such termination (the "Termination Date"). Any portion of the Option that is exercisable as of the Termination Date shall remain exercisable for a period of thirty (30) days following the Termination Date unless the Optionee is terminated by the Company or an Affiliate for Cause; provided that, in the event of termination by reason of the Optionee's death or Disability or in the event of the Optionee's death during such thirty-day period, such exercise period shall extend until the date that is six (6) months from the Termination Date; provided, further, that in no event may the Option be exercised on or after the Expiration Date. Upon expiration of such thirty-day or six-month period, as applicable, any unexercised portion of the Option shall terminate in full. If the Optionee's employment is terminated by the Company or an Affiliate for Cause, no portion of the Option may be exercised following the Termination Date and the Option shall terminate as of the Termination Date.

     (b)      Following a Public Offering Price Event or a CIC Price Event, the Option shall be exercisable as to 100% of the Remaining Option Shares upon termination of the Optionee's employment with the Company and all Affiliates due to the Optionee's death or Disability. Additionally, following a CIC Price Event, the Option shall be exercisable as to 100% of the Remaining Option Shares upon termination of the Optionee's employment with the Company and all Affiliates under the following circumstances: (1) Optionee terminates his or her employment for Good Reason; or (2) Optionee's employment is terminated by the Company or an Affiliate without Cause. The Option shall remain exercisable for the thirty-day or six-month period, as applicable, following the Termination Date as provided in Section 7(a).

     8.      Nontransferability of Option. Except under the laws of descent and distribution (including by instrument to an inter vivos or testamentary trust in which the Option is to be passed to beneficiaries upon the death of the Optionee), the Optionee shall not be permitted to sell, transfer, pledge or assign the Option and this Option Agreement. The Option shall be exercisable, during the Optionee's lifetime, only by the Optionee. Without limiting the generality of the foregoing, except as otherwise provided herein, the Option may not be assigned, transferred, pledged or hypothecated in any way, shall not be assignable by operation of law, and shall not be subject to execution, attachment or similar process. Any attempted assignment, transfer, pledge, hypothecation or other disposition of the Option contrary to the provisions hereof, and the levy of any execution, attachment or similar process upon the Option shall be null and void and without effect.

     9.      Escrow Arrangement in Connection with a Change in Control.

          (a)      Request for Escrow Account. If the Company is negotiating a transaction that could result in a Change in Control, and a Person or Group who is negotiating an agreement with the Company, the consummation of which would constitute a Change in Control (the "Acquiror"), requests that, with respect to the Optionee, the restrictions described below be placed on the unexercisable portion of the Option as of the Change in Control, then the Company and the Acquiror shall set up an escrow arrangement as described in this Section 9.

          (b)      Escrow Effective Date. The escrow arrangement shall commence on, and be subject to, the consummation of the Change in Control (the "Escrow Effective Date").

          (c)      Appointment of Escrow Agent. Prior to the occurrence of the Change in Control, the Company shall appoint an escrow agent with notice to the Acquiror.

          (d)      Adjustment and Transfer of the Awards by Reason of the Change in Control. The unexercisable portion of the Option, as adjusted in accordance with the Change in Control (the "Adjusted Award"), shall be transferred into the escrow account established hereunder for the Optionee (the "Escrow Account").

          (e)      Election by Optionee. Prior to the occurrence of the Change in Control, with respect to an Adjusted Award other than in the form of cash or cash equivalents, the Optionee shall elect whether to transfer his or her Adjusted Award as is, or to convert the Adjusted Award into its cash value, and transfer the cash value, instead of the Adjusted Award, into the Escrow Account. The escrow agent shall implement the Optionee's elections to convert his or her Adjusted Award as soon as reasonably practicable following such time as all legal, contractual and other applicable restrictions, conditions and waiting periods have lapsed or otherwise been satisfied.

          (f)      Escrow Fees. Escrow fees shall be paid by the Acquiror.

          (g)      Investment of Escrow Account. An Adjusted Award transferred in, or converted to, the form of cash or cash equivalents will be invested in such investments as the escrow agent shall reasonably determine in its sole discretion; all other Adjusted Awards will be transferred in kind and will remain so invested, subject to a subsequent conversion to cash or cash equivalents pursuant to Section 9(e), above, unless the Acquiror permits the Optionee to convert such award into Acquiror securities as described in Section 9(i), below.

          (h)      Distribution Events. Subject to Sections 9(i) and (j), below, the Escrow Account will be distributed to the Optionee on the first to occur of the following events: (i) termination of the Optionee's employment with, or service as a director, consultant or advisor to, the Acquiror or any affiliate thereof by the Acquiror or any affiliate thereof for other than Cause; (ii) termination of the Optionee's employment with, or service as a director, consultant or advisor to, the Acquiror or any affiliate thereof by the Optionee for Good Reason; (iii) termination of the Optionee's employment with, or service as a director, consultant or advisor to, the Acquiror or any affiliate thereof due to Disability; (iv) the death of the Optionee; (v) the second (2nd) anniversary of the Escrow Effective Date, provided the Optionee has been continuously employed by the Acquiror or an affiliate as of such date; or (vi) the second (2nd) anniversary of the Public Offering Price Event, if the Escrow Account was established pursuant to the circumstances described in Section 5(b). In addition, the Acquiror may determine that a distribution event will include the investment by the Optionee in the Acquiror, as described in Section 9(i), below. If the Optionee terminates employment or service prior to the occurrence of any of the foregoing, then all amounts held in the Escrow Account shall be forfeited and shall revert to the Company or such other party or parties designated by the Company.

          (i)      Investment in Acquiror. The Acquiror may, in its sole discretion, provide the Optionee with the opportunity to elect to invest all or any part of the value of the Option to buy securities of the Acquiror either as of the Change in Control or thereafter, subject to such terms and conditions as the Acquiror shall determine. In the event that the Optionee elects to so invest, then the amount invested will not be required to be transferred into the Escrow Account. In addition, the Acquiror may, in its sole discretion, provide that if the Optionee elects to invest consideration received upon the settlement of an Adjusted Award that has already been transferred into the Escrow Account to buy Acquiror securities, then the Acquiror securities so purchased will be distributed to the Optionee from the Escrow Account. Notwithstanding the foregoing, with respect to Acquiror securities obtained by the Optionee pursuant to the foregoing, the Acquiror may impose such restrictions, including restrictions on transferability, that the Acquiror deems appropriate.

          (j)      Taxable Event. In the event that the accountants of the Company or the Acquiror, or any governmental authority determines that the Optionee has a taxable event relating to all or any part of an Adjusted Award, then the Acquiror shall release from the Escrow Account an amount, in cash (or converted into cash), sufficient to pay the applicable tax due by the Optionee; provided, however, that no such amounts shall be released from the Escrow Account to the extent that the tax liability resulting from such taxable event is satisfied through appropriate withholding or other means.

          (k)      Termination of Escrow Account. The Escrow Account shall terminate upon the earliest to occur of (i) the second (2nd) anniversary of the Escrow Effective Date, (ii) the second (2nd) anniversary of the Public Offering Price Event, if the Escrow Account was established pursuant to the circumstances described in Section 5(b), or (iii) such time as all amounts transferred to the Escrow Account have been distributed or forfeited.

     10.      Investment Representation. The Optionee hereby represents and warrants to the Company that the Optionee, by reason of the Optionee's business or financial experience (or the business or financial experience of the Optionee's professional advisors who are unaffiliated with and who are not compensated by the Company or any affiliate or selling agent of the Company, directly or indirectly), has the capacity to protect the Optionee's own interests in connection with the transactions contemplated under this Option Agreement. Further, the Company may require as a condition of transfer of any Option Shares pursuant to any exercise of the Option that the Optionee furnish a written representation that he or she is purchasing or acquiring the Option Shares for investment and not with a view to resale or distribution to the public.

     11.      Securities Laws Requirements. The Option shall not be exercisable to any extent, and the Company shall not be obligated to transfer any Option Shares to the Optionee upon exercise of such Option, if such exercise, in the opinion the Company upon the advice of counsel, would violate the Securities Act (or any other federal or state statutes having similar requirements as may be in effect at that time). Each certificate representing Option Shares shall bear any legends that may be required by the Company or by any federal or state securities laws. Further, if the Company decides, in its sole discretion, that the listing or qualification of the Option Shares under any securities or other applicable law is necessary or desirable, the Option shall not be exercisable, in whole or in part, unless and until such listing or qualification, or a consent or approval with respect thereto, shall have been effected or obtained free of any conditions not acceptable to the Company.

     12.     Market Stand-Off. The Optionee shall not Transfer any Stock acquired by the Optionee upon exercise of the Option for a period of (i) one hundred eighty (180) days following the closing of an underwritten public offering of equity securities of the Company (an "Offering") and (ii) ninety (90) days after the effective date of any registration statement under the Securities Act (a "Registration") with respect to any subsequent offering or, in each case, (x) such longer period of time as may be reasonably requested by the Company's underwriter in connection with such Offering or Registration and (y) if such Offering or Registration is in connection with a sale or similar corporate transaction, such longer period of time as may be set forth in any lock-up or market stand-off agreement executed by the beneficial owners of at least twenty-five percent (25%) of the outstanding shares of Stock immediately before such sale or similar corporate transaction. The Optionee shall execute and deliver such other agreements as may be reasonably requested by the Company or its underwriter that are consistent with the foregoing or which are necessary to give further effect thereto. In addition, if requested by the Company or any representative of the underwriter, the Optionee shall provide, within ten (10) business days of such request, such information as may be required by the Company or such representative in connection with the completion of any public offering of the Company's securities pursuant to a Registration. The Company may impose stop transfer instructions with respect to the Stock acquired by the Optionee upon exercise of the Option, subject to the foregoing restrictions, until the end of the applicable period.

     13.      Confidentiality. From and after the Date of Grant, the Optionee shall maintain the confidentiality of all non-public information relating to the Company or any Affiliate.

     14.      Noncompetition. The Optionee shall not, for a period beginning on the Date of Grant and ending on the date that is one (1) year following the Termination Date, be an employee, officer, independent contractor or consultant of, or directly or indirectly, start up, own, or participate in the ownership or operation of any business within North America that is competitive with the Business. For purposes of this Option Agreement, "Business" shall mean the business of the Company as conducted or as planned to be conducted as of the Date of Grant and/or the Termination Date and all logical extensions thereof.

     15.     Nonsolicitation. The Optionee shall not, for a period beginning on the Date of Grant and ending on the date that is two (2) years from the Termination Date, directly or indirectly, solicit, induce or encourage, or attempt to solicit, induce or encourage, any employee, independent contractor, consultant, supplier or customer of the Company or any Affiliate to terminate or alter his, her or its relationship with the Company or any Affiliate.

     16.      Notices. All notices and other communications under this Option Agreement shall be in writing and shall be given by facsimile or first class mail, and shall be deemed to have been duly given three (3) days after mailing or twenty-four (24) hours after transmission by facsimile to the respective parties named below:

                         If to Company:      Juno Lighting, Inc.
                                                       1300 S. Wolf Road
                                                       Des Plaines, IL 60017-5065
                                                       Facsimile: 847-813-8925
                                                       Attn: Corporate Secretary

                         If to the Optionee:     (Optionee Address)

          Either party hereto may change such party's address for notices by notice duly given pursuant hereto.

     17.      Protections Against Violations of Agreement. No purported sale, assignment, mortgage, hypothecation, transfer, pledge, encumbrance, gift, transfer in trust (voting or other) or other disposition of, or creation of a security interest in or lien on, any of the Option Shares by any holder thereof in violation of the provisions of this Option Agreement or the Certificate of Incorporation or the By-Laws of the Company, will be valid, and the Company will not transfer any of said Option Shares on its books nor will any of said Option Shares be entitled to vote, nor will any dividends be paid thereon, unless and until there has been full compliance with said provisions to the satisfaction of the Company. The foregoing restrictions are in addition to and not in lieu of any other remedies, legal or equitable, available to enforce said provisions.

     18.      Withholding Requirements. The Company's obligations under this Option Agreement shall be subject to all applicable tax and other withholding requirements, and the Company shall, to the extent permitted by law, have the right to deduct any withholding amounts from any payment or transfer of any kind otherwise due to the Optionee. With the approval of the Committee, the Optionee may satisfy the foregoing requirement by electing to have the Company withhold from delivery shares of Stock or by delivering already owned unrestricted shares of Stock, in each case, having a value equal to the minimum amount of tax required by law to be withheld. Such Stock shall be valued at their Fair Market Value on the date as of which the amount of tax to be withheld is determined. Fractional share amounts shall be settled in cash.

     19.      Failure to Enforce Not a Waiver. The failure of the Company to enforce at any time any provision of this Option Agreement shall in no way be construed to be a waiver of such provision or of any other provision hereof.

     20.      Governing Law. This Option Agreement shall be governed by and construed according to the laws of the State of Delaware without regard to the conflict of laws principles thereof.

     21.      Incorporation of Plan. The Plan is hereby incorporated by reference and made a part hereof, and the Option and this Option Agreement shall be subject to all terms and conditions of the Plan.

     22.      Nonqualified Stock Option. The Option is intended to be a nonqualified stock option.

     23.      Rights as a Stockholder. Neither the Optionee nor any of the Optionee's successors in interest shall have any rights as a stockholder of the Company with respect to any Stock subject to the Option until the date of issuance of a stock certificate for such shares of Stock.

     24.     Agreement Not a Contract for Services. Neither the Plan, the granting of the Option, this Option Agreement nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, express or implied, that the Optionee has a right to continue to provide services as an officer, director, employee, consultant or advisor of the Company or any Affiliate of the Company for any period of time or at any specific rate of compensation.

     25.      Authority of the Committee. The Committee shall have full authority to interpret and construe the terms of the Plan and this Option Agreement. The determination of the Committee as to any such matter of interpretation or construction shall be final, binding and conclusive.

     26.      Acceptance. The Optionee hereby acknowledges receipt of a copy of the Plan and this Option Agreement. The Optionee has read and understand the terms and provisions thereof, and accepts the Option subject to all the terms and conditions of the Plan and this Option Agreement.

          IN WITNESS WHEREOF, the parties hereto have executed and delivered this Option Agreement on the day and year first above written.

OPTIONEE		JUNO LIGHTING, INC.

By:	By:

Name:	Name:

Title:

Exhibit 10.2

NONQUALIFIED
STOCK OPTION AGREEMENT

   This NONQUALIFIED STOCK OPTION AGREEMENT (this "Agreement"), is entered into as of this         day of                     ,    , by and between JUNO LIGHTING, INC., a Delaware corporation (the "Company"), and                     , an employee of the Company (the "Optionee"). Any capitalized terms not defined herein shall have the meaning set forth in the Plan (defined below).

RECITALS

   A.   Pursuant to the Juno Lighting, Inc. 1999 Stock Award and Incentive Plan (the "Plan"), the Committee has determined that the Optionee is to be granted, on the terms and conditions set forth herein (and subject to the terms and provisions of the Plan), a nonqualified stock option (an "Option") to purchase shares of the Company's common stock and hereby grants such Option. It is intended that the Option constitute a "nonqualified stock option" and not an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

   B.   The Optionee is an employee of the Company engaged in the business of manufacturing, marketing and distributing track, recessed, and high intensity discharge lighting products (the "Company Business").

   C.   The Optionee recognizes the importance to the Company of the Optionee's knowledge of the Company Business and of the Optionee's relationships with the employees of the Company Business.

   NOW, THEREFORE, in consideration of the foregoing Recitals (which are hereby incorporated by reference), the agreements hereafter set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

   1.   Terms and Conditions of the Option

   1.1   Number of Shares and Option Price. The Option entitles the Optionee to purchase                  shares of the Company's common stock, par value $.001 per share (the "Option Shares"), at an exercise price (the "Option Price") of $         per share representing the Fair Market Value of the Option Shares on the date hereof, as determined by the Committee. The number and kind of shares deliverable on exercise of the Option and the Option Price are subject to adjustment as provided in Section 5 of the Plan.

   1.2   Period of Option. Unless the Option is previously terminated pursuant to this Agreement, the term of the Option and of this Agreement shall commence on the date hereof (the "Date of Grant") and terminate upon the expiration of 10 years from the Date of Grant. Upon the termination of the Option, all rights of the Optionee hereunder shall cease.

   1.3   Conditions of Exercise. Subject to the provisions of the Plan and this Agreement, the Option Shares shall become cumulatively exercisable as to 20% of the Option shares on each of the first five anniversaries following the Date of Grant so long as Optionee remains an employee of the Company. This Option will vest 100% upon the occurrence of a Change of Control, as defined in the Plan. The Option shall not be exercisable if the Optionee has breached Optionee's obligations under this Agreement.

   1.4   Nontransferability of Option. The Option and this Agreement shall not be transferable otherwise than by will or by the laws of descent and distribution, and the Option may be exercised during the lifetime of the Optionee, only by the Optionee or by his or her legal representative.

   1.5   Exercise of Option. The Option shall be exercised in the following manner: the Optionee, or other person or persons having the right to exercise the Option upon the death or Disability of the Optionee, shall deliver to the Company written notice specifying the whole number of Option Shares which he or she elects to purchase, together with, with respect to each Option Share, either (i) cash, wire transfer, or cashier's check or certified check made payable to Juno Lighting, Inc. in an amount equal to the Option Price, (ii) the certificates for the number of Mature Shares (as defined below) having a Fair Market Value (as of the date of exercise) equal to the Option Price, or (iii) any combination of cash and shares of common stock, the sum of which equals the Option Price, and the Option Shares purchased shall thereupon be promptly delivered. In addition, the Optionee or such other person shall be entitled to exercise the Option by having shares of common stock with a Fair Market Value on the date of exercise equal to the aggregate exercise price withheld by the Company or sold by a broker-dealer under circumstances meeting the requirements of 12 C.F.R. section 220 or any successor thereof as determined by the Company. The Optionee will not be deemed to be a holder of any Option Shares until the date of the issuance of a stock certificate to him or her for such shares and until such shares are paid for in full. "Mature Shares" means shares of the Company's common stock, par value $.001 per share, that have been held by the Optionee (or such other person having the right to exercise the Option upon the death or disability of the Optionee) more than six months or that have been acquired on the open market.

   1.6   Termination by Death. If the Optionee's employment with the Company terminates by reason of death, the Option may thereafter be exercised as to any Option Shares exercisable as of the date of such termination by the legal representative of the estate or the legatee of the Optionee under the will of the Optionee for a period of 12 months from the date of such death or until the expiration of the stated term of such Option, whichever period is shorter.

   1.7   Termination by Reason of Disability. If the Optionee's employment with the Company terminates by reason of Disability, the Option may thereafter be exercised as to any Option Shares exercisable as of the date of termination by reason of Disability for a period of 12 months from the date of such termination of employment or until the expiration of the stated term of the Option, whichever period is shorter.

   1.8   Other Termination. If the Optionee's employment with the Company terminate for any reason other than death or Disability (as defined herein), the Option may be exercised as to any Option Shares exercisable as of the date such termination until the earlier to occur of (A) three months from the date of such termination or (B) the expiration of the term of the Option.

   1.9   Withholding. The Company or any Subsidiary or Affiliate is authorized, unless other arrangements for satisfying withholding obligations have been made, to withhold from shares of stock deliverable upon exercise of an option amounts of required withholding and other taxes due in connection with such exercise. If any applicable taxes are not required to be withheld at the time of the exercise or issuance, Optionee agrees to pay the Company the amount of such taxes, including Federal and state, thereafter required to be withheld or collected in respect of the issuance or exercise of the Option as is determined by the Company.

   2.   Terms of the Non-Solicitation

   2.1   Covenants Against Solicitation of Employees of the Company or its Affiliates. During the period of employment of the Optionee by the Company (the "Period of Employment") and continuing for a period of one year commencing on the date of the termination or expiration of the Optionee's employment by the Company for any reason other than a termination of Optionee's employment by the Company without Cause (the "Restricted Period"), the Optionee shall not, directly or indirectly, hire or solicit, or cause others to hire or solicit, for employment by any Person other than the Company or any Affiliate or successor thereof, any employee of the Company or its Affiliates or any Person who was an employee of any of such parties at any time within the six-month period immediately prior to the date on which such hiring would take place, or encourage any such employee to leave such employee's employment.

   2.2   Right and Remedy Upon Breach: Specific Performance. If the Optionee breaches, or threatens to commit a breach of, any of the provisions contained in this Section 2, the Company shall have the right and remedy to have the provisions in this Section 2 specifically enforced by any court of competent jurisdiction, it being agreed that any breach or threatened breach of such provisions would cause irreparable injury to the Company and that money damages would not provide an adequate remedy to the Company. This right and remedy, is in addition to, and not in lieu of, any other rights and remedies available to the Company under law or in equity.

   2.3   Blue-Pencilling. If any court determines that any of the Restrictive Covenants, or any part thereof, is unenforceable because of the duration or geographical or other scope of such provision, such court shall have the power to reduce the duration or scope of such provision, as the case may be, and, in its reduced form, such provision shall then be enforceable.

   3.   Other Provisions

   3.1   Certain Definitions. As used in this Agreement, the following terms have the following meanings unless the context otherwise requires:

   a.    "Affiliate" with respect to any Person means any other Person controlling, controlled by or under common control with, or the parents, spouse, lineal descendants or beneficiaries of, such Person.

   b.    "Cause" shall mean (i) Optionee's breach of the terms of this Agreement or any other agreement between the Company and Grantee; (ii) misappropriation of money or other assets of the Company or any Affiliate of the Company; (iii) Optionee engaging in conduct which the board of directors or an officer of the Company deems to be damaging to the business or reputation of the Company; (iv) any action or omission of the Optionee which is a violation of the Company's policies, standards of conduct or ethical rules, or (v) commission by the Optionee of a felony or other crime involving dishonesty or moral turpitude, whether or not such felony or other crime was committed in connection with the Company's business.

   c.    "Disability" means any medically determinable physical or mental impairment that has lasted for a continuous period of not less than six months and can be expected to be permanent or of indefinite duration, and that renders the Optionee unable to perform the essential functions of his or her job with or without reasonable accommodation, as determined by the Company.

   d.    "Person" means any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint-stock company, trust, unincorporated organization, governmental or regulatory body or other entity.

   3.2   Notices. Any notice required or permitted under this Agreement shall be deemed given when delivered personally, or when deposited in a United States Post Office, postage prepaid, addressed, as appropriate, to the Optionee either at his address set forth below or such other address as he or she may designate in writing to the Company, or to the Company: Attention: President (or his designee), at the Company's address or such other address as the Company may designate in writing to the Optionee.

   3.3   Failure to Enforce Not a Waiver. The failure of the Company to enforce at any time any provision of this Agreement shall in no way be construed to be a waiver of such provision or of any other provision hereof.

   3.4   Governing Law. This Agreement shall be governed by and construed according to the laws of the State of Illinois without regard to its principles of conflict of laws.

   3.5   Incorporation of Plan. The Plan is hereby incorporated by reference and made a part hereof, and the Option and this Agreement are subject to all of the terms and conditions of the Plan.

   3.6   Amendments. This Agreement may be amended or modified at any time by an instrument in writing signed by the parties hereto; provided that the consent of the Optionee shall not be required unless the amendment adversely affects any of the rights of the Optionee.

   3.7   Rights as a Stockholder. Neither the Optionee nor any successor in interest shall have rights (including, without limitation, the right to vote and to receive dividends) as a stockholder of the Company with respect to any of the Option Shares until the date of issuance of a stock certificate for such Option Shares, which the Company shall not be required to deliver until the Company has determined that it is in full compliance with all applicable Federal and state laws, as determined by the Company's counsel.

   3.8   Agreement Not a Contract of Employment. Neither the Plan, the granting of an Option, this Option Agreement nor any other action taken pursuant to the Plan shall constitute or be evidence of any agreement or understanding, express or implied, that the Optionee has a right to continue as an employee of the Company for any period of time at any specific rate of compensation.

   3.9   Investment Representation. Upon the exercise of all or any part of the Option, the Committee may require the Optionee to furnish to the Company an agreement (in such form as the Committee may specify) in which the Optionee shall represent that the Option Shares are to be acquired for the Optionee's own account and not with a view to the sale or distribution thereof.

   3.10   Attorney Fees. Optionee hereby agrees to pay or reimburse the Company within 10 business days after demand for all reasonable fees and disbursements of any law firm or other counsel incurred by the Company in connection with the enforcement or preservation of any rights or remedies under this Agreement.

   3.11   Agreement Not To Be Construed Against Drafter. This Agreement shall be deemed to be drafted jointly by the Company and the Optionee. Therefore, no theory of contractual interpretation which construes any ambiguity against the preparer of the document shall be applicable in any action, suit or proceeding involving the Company and the Optionee with regards to this Agreement

   3.12   Authority of the Committee. The Committee shall have full authority to interpret and construe the terms of the Plan and this Agreement. The determination of the Committee as to any such matter of interpretation or construction shall be final, binding and conclusive.

   3.13   Counterparts. This Agreement may be executed in separate counterparts, each of which when so executed and delivered shall be deemed an original, but all of which together shall constitute one and the same instrument.

   3.14   Successors and Assigns. This Agreement shall inure to the benefit of the Company and its respective successors and assigns.

   3.15   Headings. The headings in this Agreement are for reference purposes only and shall not in any way affect the meaning or interpretation of this Agreement.

   3.16   Waiver of Jury Trial. Both the Company and the Optionee hereby irrevocably waive trial by jury in any action or proceeding with respect to this Agreement.

   3.17   Entire Agreement. This Agreement and an Intellectual Property and Trade Secret Agreement entered into between the Company and the Optionee contain the entire agreement among the parties with respect to the subject matter hereof and supersede all prior discussions and agreements, written or oral, with respect thereto.

[Signature page follows]

JUNO LIGHTING, INC.

By:

Its

The undersigned hereby accepts and agrees to all the terms and provisions of the foregoing Agreement and to all the terms and provisions of the Plan, which are controlling and which are herein incorporated by reference.

Optionee

Address

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

Date: April 14, 2005

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

Date: April 14, 2005

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Securities and Exchange Commission on April 14, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2005

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended February 28, 2005, as filed with the Securities and Exchange Commission on April 14, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2005

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer