Form 10-Q
period 2005-05-31
JUNO LIGHTING INC
filed 2005-07-14
CIK 723888

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2005
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

Yes         No    X

There were 2,855,493 shares of common stock outstanding as of June 30, 2005.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	(in thousands)

	May 31,	November 30,
	2005	2004

Assets
Current Assets:
Cash	$439	$2,362
Accounts receivable, less customer allowances of $1,007
and $1,060	50,599	42,350
Inventories	30,160	27,049
Prepaid expenses and other current assets	4,144	4,161

Total current assets	85,342	75,922

Property and equipment:
Land	7,404	7,445
Building and improvements	34,198	34,244
Tools and dies	15,071	14,505
Machinery and equipment	9,783	9,150
Computer equipment	9,120	9,862
Office furniture and equipment	3,852	3,788

	79,428	78,994
Less accumulated depreciation and amortization	(39,537)	(38,792)

Net property and equipment	39,891	40,202

Goodwill	18,371	18,690
Intangible assets, net of accumulated amortization of $1,756
and $1,796	4,944	5,125
Other assets	1,285	419

Total assets	$149,833	$140,358

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$18,177	$17,019
Accrued liabilities	14,808	16,420
Short term borrowings	2,300	2,500
Current maturities of long-term debt	1,438	1,650

Total current liabilities	36,723	37,589

Long-term debt, less current maturities	190,878	194,438

Deferred income taxes payable	3,611	4,027

Dividends payable to preferred stockholders	12,856	6,428

Commitments and Contingencies
Redeemable preferred stock, Series A and B convertible $.001 par value; $100 stated value; 5,000,000 shares
authorized and 1,063,500 shares issued, stated at redemption value	116,876	116,876

Stockholders' Deficit
Common stock, $.001 par value;
Shares authorized 45,000,000;
2,850,493 and 2,800,691 shares issued and outstanding	3	3
Paid-in capital	2,652	1,305
Accumulated other comprehensive income	882	560
Shareholder note receivable	(200)	(200)
Accumulated deficit	(214,448)	(220,668)

Total stockholders' deficit	(211,111)	(219,000)

Total liabilities and stockholders' deficit	$149,833	$140,358

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except for share amounts)
Three Months Ended

	May 31,	May 31,
	2005	2004

Net sales	$72,037	$64,082

Cost of sales	35,976	31,781

Gross profit	36,061	32,301

Selling, general and administrative expenses	20,758	17,949

Operating income	15,303	14,352
Other (expense) income:

Interest expense	(3,136)	(4,662)

Interest and dividend income	3	2

Unrealized loss on interest rate swap	-	(539)

Foreign currency exchange gain	194	-

Miscellaneous	49	13

Total other (expense), net	(2,890)	(5,186)

Income before taxes on income	12,413	9,166

Taxes on income	4,586	3,427

Net income	7,827	5,739

Less: preferred stockholder participation rights	5,432	3,985

Income available to common stockholders	$2,395	$1,754

Net income per common share - Basic	$0.84	$0.67

Net income per common share - Diluted	$0.78	$0.63

Weighted average number of common shares outstanding - Basic	2,842,427	2,624,213

Weighted average number of common shares outstanding - Diluted	3,083,059	2,776,468

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands except for share amounts)
Six Months Ended

	May 31,	May 31,
	2005	2004

Net sales	$132,850	$114,973

Cost of sales	66,521	57,321

Gross profit	66,329	57,652

Selling, general and administrative expenses	39,512	34,213

Operating income	26,817	23,439
Other (expense) income:
	(6,339)	(8,291)
Interest expense

Interest and dividend income	6	6

Unrealized loss on interest rate swap	-	(429)

Foreign currency exchange loss	(427)	-

Miscellaneous	54	47

Total other (expense), net	(6,706)	(8,667)

Income before taxes on income	20,111	14,772

Taxes on income	7,463	5,503

Net income	12,648	9,269

Less: preferred stockholder participation rights	8,770	6,425

Income available to common stockholders	$3,878	$2,844

Net income per common share - Basic	$1.37	$1.09

Net income per common share - Diluted	$1.26	$1.05

Weighted average number of common shares outstanding - Basic	2,823,480	2,611,953

Weighted average number of common shares outstanding - Diluted	3,084,534	2,705,814

(See Notes To Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

(in thousands except share amounts)

Six Months Ended May 31, 2005

	Common Stock, $.001 PAR			Accumulated Other	Stockholder

		Amount	Paid-In Capital	Comprehensive	Note	Accumulated	Total
	Shares			Income (Loss)	Receivable	Deficit

Balance, November 30, 2004	2,800,691	$3	$1,305	$560	$(200)	$(220,668)	$(219,000)

Comprehensive income:
Net income for the six months ended May 31, 2005	-	-	-	-	-	12,648	12,648
Loss on foreign currency translation	-	-	-	(218)	-	-	(218)

Unrealized gain on derivative hedged instruments, net of tax	-	-	-	540	-	-	540

Comprehensive income	-	-	-	-	-	-	12,970

Exercise of stock options	49,802	-	1,004	-	-	-	1,004
Tax benefit of stock options exercised	-	-	319	-	-	-	319
Compensation expense associated with stock options	-	-	24	-	-	-	24
Preferred stockholder participation rights	-	-	-	-	-	(6,428)	(6,428)

Balance, May 31, 2005	2,850,493	$3	$2,652	$882	$(200)	$(214,448)	$(211,111)

(See Notes to Unaudited Condensed Consolidated Financial Statements)

JUNO LIGHTING, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
Six Months Ended

May 31,		May 31,
2005		2004

Cash flows provided by operating activities:

Net income	$12,648	$9,269
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,964	2,749
Unrealized loss on interest rate swap	-	429
Deferred income taxes	(12)	(271)
Write-off of deferred financing costs	-	719
Stock option compensation expense	24	-
Tax benefit on stock options exercised	319	-
Derivative hedged instruments' ineffectiveness	(19)	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(8,460)	(4,600)
Increase in inventories	(3,329)	(2,297)
(Increase) decrease in prepaid expenses and other current assets	(362)	63
Decrease (increase) in other assets	131	(984)
Increase in accounts payable	1,222	4,957
Decrease in accrued liabilities	(1,562)	(1,167)

Net cash provided by operating activities	2,564	8,867

Cash flows used in investing activities:
Capital expenditures	(1,591)	(1,594)

Cash used in investing activities	(1,591)	(1,594)

Cash flows (used in) provided by financing activities:
Principal payments on long-term debt and bank debt, including the revolver and bank debt	(47,049)	(58,270)
Proceeds from bank debt, including the revolver	43,200	79,300
Debt refinancing costs	(29)	(1,954)
Proceeds from exercise of stock options	1,004	1,032

Net cash (used in) provided by financing activities	(2,874)	20,108

Effect of exchange rate changes on cash	(22)	-

Net (decrease) increase in cash	(1,923)	27,381

Cash at beginning of period	2,362	1,702

Cash at end of period	$439	$29,083

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$6,389	$7,161
Income taxes	6,419	5,283

Non-cash financing activities:
Dividends to preferred stockholders	$6,428	$6,135

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

   The financial information presented in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects adjustments (consisting of only normal recurring adjustments) necessary for the fair presentation of Juno Lighting, Inc.'s (the "Company") financial position, stockholders' deficit, results of its operations and cash flows. The results of operations for the six months ended May 31, 2005 are not necessarily representative of results for the year ended November 30, 2005. The information in the condensed consolidated balance sheet as of November 30, 2004 was derived from the Company's 2004 audited consolidated financial statements.

Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Revenue Recognition

   Revenues from sales are recognized at the time goods are shipped. All shipments are FOB shipping point. Sales prices are fixed based upon sales orders. The Company has customer volume incentive programs that are recorded as a reduction to sales based upon written agreements. In addition, the Company has recorded various customer allowance and credit programs as reductions of sales based upon historical experience rates. Shipping and handling costs included in Selling, General and Administrative costs amounted to $2,975,000 and $2,648,000 for the second quarter of 2005 and 2004, respectively and $5,636,000 and $4,835,000 for the first six months of 2005 and 2004 respectively.

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

Goodwill

  Goodwill is recorded from the excess of purchase price over fair market value of net assets acquired for various acquisitions. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles" during 2002 on which date goodwill is no longer subject to amortization however it is required to be reviewed at least annually for impairment. Changes in foreign exchange rates resulted in decreases to goodwill of $319,000 and $252,000 in the first six months of 2005 and 2004, respectively.

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

	(in thousands except per share amounts)
	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income as reported	$7,827	$5,739	$12,648	$9,269
Preferred stockholder participation rights	(3,214)	(3,098)	(6,428)	(6,135)
Additional preferred stockholder participation rights (assumed full distribution of net income)*	(2,218)	(887)	(2,342)	(290)

Net income available to
common shareholders as reported	$2,395	$1,754	$3,878	$2,844

Net income as reported	$7,827	$5,739	$12,648	$9,269
Pro Forma compensation expense, net of tax	(93)	(164)	(185)	(321)

Pro Forma net income	7,734	5,575	12,463	8,948
Preferred stockholder participation rights	(3,214)	(3,098)	(6,428)	(6,135)
Additional preferred stockholder participation rights (assumed full distribution of net income)*	(2,153)	(773)	(2,214)	(68)

Pro Forma net income
available to common shareholders	$2,367	$1,704	$3,821	$2,745

Basic net income per share
As reported	$.84	$.67	$1.37	$1.09
Pro Forma	$.83	$.65	$1.35	$1.05

Diluted net income per share
As reported	$.78	$.63	$1.26	$1.05
Pro Forma **	$.77	$.61	$1.24	$1.01

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

   In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154" ). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 2: INVENTORIES

   Inventories are valued at the lower of cost (first-in, first-out) or market. Inventories are summarized as follows:

	(in thousands)
	May 31, 2005	November 30, 2004

Finished goods	$16,444	$14,810
Raw materials	14,985	13,485
Reserve for Obsolescence	(1,269)	(1,246)

	$30,160	$27,049

NOTE 3: LONG-TERM DEBT

Long-term debt consists of the following:

	(in thousands)
	May 31,	November 30,
	2005	2004

Wachovia Bank, N.A. and certain other lenders,
payable in quarterly installments of $359 through
August 2010, balance of $134,768 due
November 2010, plus quarterly interest payments
at a variable rate generally approximating 3 month
LIBOR plus 2.75% (First Lien Loan)	$142,316	$146,088
Wachovia Bank, N.A. and certain other lenders,
payable May 2011, plus interest payable quarterly
at a variable rate generally approximating 3 month
LIBOR plus 5.50% (Second Lien Loan)	50,000	50,000

	192,316	196,088
Less current maturities	(1,438)	(1,650)

Total long-term debt	$190,878	$194,438

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

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At May 31, 2005, the interest rates for the First Lien Loan and Second Lien Loan were 5.70% and 8.79%, respectively. Interest rates are reset periodically based upon the Company's LIBOR elections.

   As of May 31, 2005 there were outstanding borrowings under the Revolving Credit Facility of $2.3 million, letter of credits in the amount of $2.1 million and the maximum available credit under the facility was $25.6 million.

   The Credit Agreement is collateralized by substantially all of the assets of the Company and its domestic subsidiaries as provided for in the Credit Agreement dated May 21, 2004. The aggregate amounts of existing long-term debt maturing are as follows (in thousands):

Remainder of	2005	$719
	2006	1,438
	2007	1,438
	2008	1,438
	2009	1,438
	2010	135,845
	Thereafter	50,000

	Total	$192,316

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

NOTE 4: TAXES ON INCOME

   Provisions for federal and state income taxes in the consolidated statements of income are comprised of the following:

(in thousands)
	Second Quarter Ended		Six Months Ended

	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Current:
Federal	$3,917	$2,968	$6,719	$5,006
State	306	215	532	370
Foreign	205	284	426	382

	4,428	3,467	7,677	5,758

Deferred:
Federal	132	(57)	(253)	(276)
State	5	(5)	(6)	(23)
Foreign	21	22	45	44

	158	(40)	(214)	(255)

Total taxes on income	$4,586	$3,427	$7,463	$5,5030

   Deferred tax assets (liabilities) are comprised of the following:

(in thousands)

	May 31,	November 30,
	2005	2004

Reserve for customer allowances	$359	$370
Inventory costs capitalized for tax purposes	732	691
Accrued compensation and benefits	789	803
Accrued warranty reserve	37	38

Deferred tax assets	1,917	1,902

Fixed assets	(2,166)	(2,279)
Prepaid promotional expenses	(222)	(156)
Interest rate swap	(405)	(76)
Basis difference of acquired assets	(37)	(52)
Capitalized interest	(14)	(14)
Foreign amortization	(1,066)	(1,351)
Real estate taxes	(328)	(331)

Deferred tax liabilities	(4,238)	(4,259)

Net deferred tax liability	$(2,321)	$(2,357)

   The following summary reconciles taxes at the federal statutory tax rate to the Company's effective tax rate:

	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Income taxes at statutory rate	35.0%	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.6	1.5	1.7	1.5
Other	.3	.9	.4	.7

Effective tax rate	36.9%	37.4%	37.1%	37.2%

   The Company provides for tax contingencies in amounts that are expected for the probable outcome of positions taken in its tax filings.  The Company includes its tax reserves in income taxes current payable.

NOTE 5: COMMITMENTS AND CONTINGENCIES

   Total minimum rentals under license agreements and noncancelable operating leases for distribution warehouse space and equipment at May 31, 2005 are as follows:

(in thousands)

Fiscal year	License Agreements	Operating Leases	Total

2005	$567	$712	$1,279
2006	200	289	489
2007	200	53	253
2008	200	25	225
2009	200	5	205
Thereafter	2,200	-	2,200

Total	$3,567	$1,084	$4,651

   Total rent expense charged to operations amounted to approximately $288,000, and $341,000 for the quarters ended May 31, 2005 and May 31, 2004, respectively. Total rent expense charged to operations amounted to approximately $635,000, and $654,000 for the six months ended May 31, 2005 and May 31, 2004, respectively.

   Total license expense charged to operations amounted to approximately $400,000, and $200,000 for the quarters ended May 31, 2005 and May 31, 2004, respectively. Total license expense charged to operations amounted to approximately $733,000, and $367,000 for the six months ended May 31, 2005 and May 31, 2004, respectively.

     In October 2003 the board of directors authorized a share repurchase program whereby the Company could buy up to $7,500,000 of its outstanding common stock from time to time in the open market or in private transactions. The Company did not repurchase any of its common stock in the first six months of fiscal 2005.

   The Company's collective bargaining agreement ("CBA") with the union representing the factory employees at its Des Plaines, IL facility expires in September 2005. The Company believes its present relations with these employees is satisfactory, and expects to enter into a new CBA prior to the September 2005 expiration of the current CBA, although no assurance can be given in this regard. If a new CBA is not entered into prior to the expiration of the current CBA, a work stoppage by the factory employees is possible. A prolonged work stoppage could have a material adverse affect on the Company's business, results of operations or financial condition.

NOTE 6: DERIVATIVE INSTRUMENTS

   The Company entered into a Credit Agreement on May 21, 2004, which required the Company to enter derivative contracts by September 2004 designed to hedge against interest rate fluctuation related to the Company's newly acquired debt. The Company entered into two pay-fixed interest rate swaps designated as cash flow hedges with an outstanding notional principal amount of $107 million as of May 31, 2005 expiring November 2006. The carrying value of these swaps was approximately $1,101,000 and $201,000 as of May 31, 2005 and November 30, 2004, respectively, which also approximates their fair values based on current market rates for similar instruments.  These swaps serve as a means to mitigate the risk of rising interest rates in future periods by effectively converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The changes in the fair value of the swaps of approximately $900,000 during the six months ended May 31, 2005, is deferred and included in other comprehensive income net of tax (approximately $540,000). The amount of hedge ineffectiveness during the period was approximately $19,000.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in net unrealized losses of $539,000 and $429,000 for the quarter ended May 31, 2004 and the six month period ended May 31, 2004, respectively. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statements of income for the quarter and six month periods ended May 31, 2004. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

NOTE 7: BUSINESS SEGMENTS AND GEOGRAPHICAL INFORMATION

   The Company operates in one product segment - the design, manufacture and marketing of lighting fixtures. The aggregation criteria for sales are based on point of shipment while the aggregation criteria for assets are based on their physical location.

Financial information by geographic area is as follows:

		(In Thousands)

	May 31,	May 31,
Three months ended	2005	2004

Net Sales:
United States
(including Puerto Rico)	$66,686	$59,139
Canada	5,351	4,943

Total	$72,037	$64,082

		(In Thousands)

	May 31,	May 31,
Six months ended	2005	2004

Net Sales:
United States
(including Puerto Rico)	$122,664	$106,279
Canada	10,186	8,694

Total	$132,850	$114,973

	May 31,	November 30,
	2005	2004

Total Assets:
United States	$134,853	$123,333
Canada	14,980	17,025

Total	$149,833	$140,358

NOTE 8: NET INCOME PER COMMON SHARE

   Net earnings per share is calculated in accordance with Emerging Issues Task Force ("EITF") 03-06, which the Company adopted during its third quarter of 2004. Prior period net income amounts have been restated in accordance with EITF 03-06 resulting in reductions of previously reported net income per share for the second quarter of fiscal 2004 of $0.34 on a basic and $0.02 on a diluted basis and for the six months ended May 31, 2004 of $0.11 on a basic and $0.01 on a diluted basis. Basic earnings per share is computed under the following method:

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

   The calculations of earnings per share are presented below utilizing the required numerators and denominators in accordance with EITF 03-06.

(In thousands except share amounts)
Basic Earnings Per Share:	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income	$7,827	$5,739	$12,648	$9,269
Preferred stockholder participation rights - stated	(3,214)	(3,098)	(6,428)	(6,135)
Additional preferred stockholder participation rights (assumed
full distribution of net income)*	(2,218)	(887)	(2,342)	(290)

Income available to common stockholders	2,395	1,754	3,878	2,844
Weighted average common shares outstanding	2,842,427	2,624,213	2,823,480	2,611,953

Net income per common share basic	$0.84	$0.67	$1.37	$1.09

(In thousands except share amounts)
Diluted Earnings Per Share:
	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income	$7,827	$5,739	$12,648	$9,269
Preferred stockholder participation rights - stated	(3,214)	(3,098)	(6,428)	(6,135)
Additional preferred stockholder participation rights (assumed
full distribution of net income)*	(2,218)	(887)	(2,342)	(290)

Income available to common stockholders	2,395	1,754	3,878	2,844
Weighted average common shares outstanding	2,842,427	2,624,213	2,823,480	2,611,953
Dilutive option shares**	240,632	152,255	261,055	93,861

Total average shares outstanding	3,083,059	2,776,468	3,084,535	2,705,814

Net income per common share diluted	$0.78	$0.63	$1.26	$1.05

*    If the stated dividend exceeds the full distribution of income, the stated dividend is used in this calculation.
**  Options totaling 19,100 have been excluded from the calculation during 2004, as strike prices exceeded the stock market price. Shares of preferred stock on an as converted basis of 6,446,887 and 5,959,338 in the second quarter of 2005 and 2004, respectively, and 6,386,339 and 5,901,233 for the first six months of 2005 and 2004, respectively, are excluded from the calculation as they are anti-dilutive.

NOTE 9: COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows (in thousands):

	Second Quarter Ended		Six Months Ended

	May 31,	May 31,	May 31,	May 31,
	2005	2004	2005	2004

Net income	$7,827	$5,739	$12,648	$9,269
Foreign currency
translation adjustment	23	(226)	(218)	(867)
Unrealized gain on derivative hedged instruments	(18)	-	540	-

Comprehensive income	$7,832	$5,513	$12,970	$8,402

The components of accumulated other comprehensive income, net of related tax, are as follows (in thousands):

	Six Months Ended	Fiscal Year Ended

	May 31, 2005	November 30, 2004

Foreign currency
Translation adjustment	$234	$452
Unrealized gain on derivative hedged instruments	648	108

Accumulated other
comprehensive income	$882	$560

NOTE 10:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Mr. Michael M. Froy, a Director of the Company since September 2000, is a partner of the law firm of Sonnenschein Nath & Rosenthal LLP, which billed the Company an aggregate of $205,000 and $360,000 for the second quarter of 2005 and 2004, respectively, and $313,000 and $495,000 for the first six months of 2005 and 2004, respectively, for legal services provided to the Company.

   The Company and Fremont Partners, L.L.C., a shareholder of the Company, entered into a management services agreement at the effective time of the merger in 1999, pursuant to which agreement Fremont Partners L.L.C. renders certain management services in connection with the Company's business operations, including strategic planning, finance, tax and accounting services. Juno pays Fremont Partners L.L.C. an annual management fee of $325,000 to render such services.

   On June 29, 2005, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Square D Company, a Delaware corporation ("Square D"), Hera Acquisition Corp., a Delaware corporation and a wholly-owned subsidiary of Square D ("Merger Sub"), and solely for the purposes of Article IV and Section 9.12 of the Merger Agreement, Schneider Electric SA. In connection with the Merger Agreement, the Company also entered into a Termination Agreement (the "Termination Agreement") with Fremont Partners, L.L.C., pursuant to which the management services agreement shall be terminated and of no further effect (other than certain provisions, including those relating to indemnification by the Company of Fremont Partners, L.L.C.) no later than the consummation of the transactions contemplated by the Merger Agreement. The Termination Agreement also includes a mutual release of claims by the Company and Fremont Partners, L.L.C. Concurrent with approving the Merger Agreement, the board of directors approved and adopted the Management Sale Incentive Plan (the "Management Incentive Plan") and the Severance Pay Plan for Designated Employees (the "Severance Plan") on June 29, 2005. In connection with the execution of the Merger Agreement, the Company's majority stockholders, Fremont Investors I, L.L.C., Fremont Partners I CS, L.L.C. and Fremont Partners, L.L.C. (collectively the "Fremont Stockholders"), entered into a Stockholders Voting Agreement with Square D (the "Stockholders Voting Agreement"), pursuant to which, among other things, the Fremont Stockholders agreed with Square D to vote in favor of the Merger and agreed not to dispose of any of the Company's common or preferred stock prior to the consummation of the Merger.

NOTE 11: GUARANTORS' FINANCIAL INFORMATION

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

For the Three Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$51,585	$51,524	$5,733	$(44,760)	$64,082
Cost of sales	41,004	30,802	3,933	(43,958)	31,781

Gross profit	10,581	20,722	1,800	(802)	32,301
Selling, general and
administrative	8,726	8,155	1,041	27	17,949

Operating income (loss)	1,855	12,567	759	(829)	14,352
Other (expense) income	(5,128)	6	(64)	-	(5,186)

(Loss) income before
taxes on income	(3,273)	12,573	695	(829)	9,166
Taxes on (loss) income	(1,523)	4,644	307	(1)	3,427

Net (loss) income	(1,750)	7,929	388	(828)	5,739
Less: Preferred dividends	(3,985)	-	-	-	(3,985)

Net (loss) income
available to common
shareholders	$(5,735)	$7,929	$388	$(828)	$1,754

For the Six Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
Parent		Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$92,674	$94,010	$10,321	$(82,032)	$114,973
Cost of sales	75,113	56,050	7,219	(81,061)	57,321

Gross profit	17,561	37,960	3,102	(971)	57,652
Selling, general and
administrative	16,480	15,720	1,958	55	34,213

Operating income (loss)	1,081	22,240	1,144	(1,026)	23,439
Other (expense) income	(8,543)	28	(152)	-	(8,667)

(Loss) income before
taxes on income	(7,462)	22,268	992	(1,026)	14,772
Taxes on (loss) income	(3,153)	8,233	426	(3)	5,503

Net (loss) income	(4,309)	14,035	566	(1,023)	9,269
Less: Preferred dividends	(6,425)	-	-	-	(6,425)

Net (loss) income
available to common
shareholders	$(10,734)	$14,035	$566	$(1,023)	$2,844

For the Six Months Ended May 31, 2004

(in thousands)

			Non-
		Guarantor	Guarantor		Total
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in)
operating activities	$3,138	$1,090	$4,659	$(20)	$8,867

Cash flows (used in) investing
activities: Capital expenditures	(23)	(1,558)	(13)	-	(1,594)

Net cash (used in) investing
activities	(23)	(1,558)	(13)	-	(1,594)

Cash flows provided by (used in)
financing activities:
Principal payments on
long term debt	(53,420)	-	(4,870)	20	(58,270)
Proceeds from bank debt	79,300	-	-	-	79,300
Debt refinancing costs	(1,954)	-	-	-	(1,954)
Proceeds from exercise of
stock options	1,032	-	-	-	1,032

Net cash provided by (used in)
financing activities	24,958	-	(4,870)	20	20,108

Net increase (decrease) in cash	28,073	(468)	(224)	-	27,381
Cash at beginning of year	1,212	218	272	-	1,702

Cash at end of year	$29,285	$(250)	$48	$-	$29,083

NOTE 12: SUBSEQUENT EVENTS

The Merger Agreement

   On June 29, 2005, the Company entered into an Agreement and Plan of Merger with Square D, Merger Sub, and solely for the purposes of Article IV and Section 9.12 of the Merger Agreement, Schneider Electric SA. The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of Square D (the "Merger"). The Company expects the transaction to be completed in its last fiscal quarter of 2005.

   Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive U.S. $44.00 in cash, each outstanding share of the Company's Series A convertible preferred stock will be converted into the right to receive U.S. $249.07 in cash (equal to U.S. $44.00 multiplied by the number of shares of common stock into which each share of preferred stock is convertible) and each outstanding share of the Company's Series B convertible preferred stock will be converted into the right to receive U.S. $225.60 in cash (equal to U.S. $44.00 multiplied by the number of shares of common stock into which each share of preferred stock is convertible), in each case without interest and less any applicable withholding tax. Immediately prior to the closing of the transaction, the Company will pay the cash dividend required by the Company's certificate of incorporation to the holders of the preferred stock in the amount of the accumulated but unpaid dividends on those shares. The board of directors has unanimously approved the Merger Agreement.

   The Merger Agreement contains representations and warranties the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and Square D and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality different from those generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For the foregoing reasons, investors should not rely on the representations and warranties as statements of factual information. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is incorporated herein by reference.

The Management Sale Incentive Plan

   Concurrent with approving the Merger Agreement, the board of directors approved and adopted the Management Incentive Plan on June 29, 2005. The Management Incentive Plan allows the board of directors to grant cash awards to certain management employees, including named executive officers, to reward them for their performance in the sale of the Company and to provide a financial incentive to such individuals to remain in the long-term employ of the Company. Eight employees are eligible to participate in the Management Incentive Plan, and the maximum aggregate amount of awards payable under the Management Incentive Plan is $3.15 million. Pursuant to the terms of the Management Incentive Plan, if the following executive officers either remain in their employment with the Company for one year after the Merger or are terminated by the Company for other than cause or terminate their employment for good reason (as those terms are defined in the Management Incentive Plan), they will be eligible to receive cash awards as follows: T. Tracy Bilbrough, President and Chief Executive Officer, $750,000; Glenn R. Bordfeld, Executive Vice President and Chief Operating Officer, $600,000; George J. Bilek, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, $600,000; William Allen Fromm, Executive Vice President, Operations, $600,000; and Charles F. Huber, Senior Vice President, Engineering and Product Management, $180,000. Payment of awards due under the Management Incentive Plan will be made, less applicable withholding, within ten days following the earlier of the anniversary of the Merger and the termination of the participant's employment by the Company for other than cause or by the participant for good reason. This description of the Management Incentive Plan is qualified in its entirety by the terms and conditions of the Management Incentive Plan, which is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

The Severance Pay Plan for Designated Employees

   Concurrent with approving the Merger Agreement, the board of directors also approved and adopted the Severance Plan on June 29, 2005. The Severance Plan generally provides that if a participant's employment is terminated (other than for cause or by the participant for good reason, as those terms are defined in the Severance Plan) during the two-year period after completion of the Merger, such participant will be entitled to severance payments and other benefits composed of the following: (i) two times the sum of the participant's annual base salary and annual incentive bonus under the Company's 2003 Incentive Compensation Plan for the year immediately preceding the year in which the severance occurs (but not less than the amount paid pursuant to the terms of that plan in effect immediately prior to the Merger), (ii) the participant's target annual incentive bonus pursuant to the Company's 2003 Incentive Compensation Plan that would have otherwise been payable for the year in which the severance occurred, prorated, if applicable, to reflect a partial year of employment, (iii) group health insurance premiums for up to two years if the participant has timely elected COBRA coverage, (iv) life insurance coverage for two years and (v) up to $15,000 in outplacement services. To be eligible for payments and benefits under the Severance Plan, participants must execute a waiver and release of claims satisfactory to the Company. All payments under the Severance Plan will be made, less applicable withholding and less any amounts paid to the participant pursuant to the Worker Adjustment and Retraining Notification Act (and any similar statute or regulation), generally within 45 days after the participant's termination of employment. The following executive officers are participants in the Severance Plan: Mr. Bilbrough, Mr. Bordfeld, Mr. Bilek, Mr. Fromm and Mr. Huber. Five other employees are also participants under the Severance Plan. This description of the Severance Plan is qualified in its entirety by the terms and conditions of the Severance Plan, which is filed as Exhibit 10.3 hereto, and is incorporated herein by reference.

The Termination Agreement

   In connection with the proposed Merger, on June 29, 2005, the Company entered into a Termination Agreement (the "Termination Agreement") with Fremont Partners, L.L.C., pursuant to which the Management Services Agreement, dated June 30, 1999, by and between the Company and Fremont Partners, L.L.C. shall be terminated and of no further effect (other than certain provisions, including those relating to indemnification by the Company of Fremont Partners, L.L.C.) no later than the consummation of the Merger. The Termination Agreement also includes a mutual release of claims by the Company and Fremont Partners, L.L.C. This description of the Termination Agreement is qualified in its entirety by the terms and conditions of the Termination Agreement, which is incorporated herein by reference.

The Stockholders Voting Agreement

   In connection with the execution of the Merger Agreement, the Company's majority stockholders, the Fremont Stockholders, entered into the Stockholders Voting Agreement with Square D, pursuant to which, among other things, the Fremont Stockholders agreed with Square D to vote in favor of the Merger and agreed not to dispose of any of the Company's common or preferred stock prior to the consummation of the Merger. The Stockholders Voting Agreement will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement, or upon mutual agreement of Square D and the Fremont Stockholders. This description of the

Stockholders Voting Agreement is qualified in its entirety by the terms and conditions of the Stockholders Voting Agreement, which is incorporated herein by reference.

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

Sales Growth

   The Company seeks to enhance growth in sales through product development, customer service, sales execution and resultant improvement in its market share position. Over the years, the Company has introduced a wide range of innovative products targeted for residential and commercial applications. Management believes that the new products introduced in 2005 along with ModuLight (introduced in 2004) will enable the Company to continue to grow.

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

RESULTS OF OPERATIONS:

Three Months Ended May 31, 2005 Compared With Three Months Ended May 31, 2004

   During the second quarter ended May 31, 2005, net sales increased $8.0 million (or 12.4%) to $72,037,000 compared to $64,082,000 for the like period in 2004. Approximately 25% of the second quarter consolidated sales growth resulted from new product introductions. The remaining 75% resulted from general volume increases including those associated with new channels of distribution and selling price increases. The Company realized approximately $2,330,000 in additional revenue during the quarter ended May 31, 2005 as a result of selling price increases for most of its product lines effective May 1, 2004 and December 1, 2004.

   Gross profit expressed as a percentage of net sales decreased slightly for the quarter to 50.1%, compared to 50.4% for the like period in 2004. The positive leverage on labor and overhead from increased sales volumes was offset by higher costs on commodity raw materials.

   Selling, general and administrative expenses increased $2.8 million to $20,758,000 (28.8% of sales) for the second quarter of 2005 compared to $17,949,000 (28.0% of sales) for the like period in 2004. Approximately 43% of this dollar increase ($1,203,000) was due to increased commission and freight expenses relating to the increased sales volume. Approximately 23% ($638,000) was due to professional fees, including those related to reviewing, developing and evaluating various strategic alternatives to enhance shareholder value ($562,000) and Sarbanes Oxley compliance costs ($400,000). Professional fees in the second quarter of 2004 included approximately $285,000 of costs related to the dividend and amendment to the Certificate of Incorporation. Approximately 7% ($198,000) was due to increased sales promotion expenses and approximately 5% ($154,000) was due to increased research and development expenses.

   As a result of the above factors, operating income increased to $15,303,000 (21.2% of sales) as compared to $14,352,000 (22.4% of sales) for the like period in 2004.

   The effective income tax rate for the quarter ended May 31, 2005 was 36.9%, consistent with historical results.

Six Months Ended May 31, 2005 Compared With Six Months Ended May 31, 2004

   During the six month period ended May 31, 2005, net sales increased $17.9 million (or 15.5%) to $132,850,000 compared to $114,973,000 for the like period in 2004. Approximately 25% of the six month consolidated sales growth resulted from new product introductions. The remaining 75% resulted from general volume increases including those associated with new channels of distribution and selling price increases. The Company realized approximately $4,890,000 in additional revenue during the six month period ended May 31, 2005 as a result of selling price increases for most of its product lines effective May 1, 2004 and December 1, 2004.

   Gross profit expressed as a percentage of net sales decreased slightly to 49.9% for the six month period ended May 31, 2005, compared to 50.1% for the like period in 2004. The positive leverage on labor and overhead from increased sales volumes was offset by higher costs on commodity raw materials.

   Selling, general and administrative expenses increased $5.3 million to $39,512,000 (29.7% of sales) for the first six months of 2005 compared to $34,213,000 (29.8% of sales) for the like period in 2004. Approximately 48% of this dollar increase ($2,558,000) was due to increased commission and freight expenses relating to the increased sales volume. Approximately 13% ($702,000) was due to professional fees, including those related to reviewing, developing and evaluating various strategic alternatives to enhance shareholder value ($562,000). Approximately 13% ($685,000) was due to increased sales promotion and meeting expenses and approximately 6% ($300,000) was due to increased research and development expenses.

   As a result of the above factors, operating income increased to $26,817,000 (20.2% of sales) as compared to $23,439,000 (20.4% of sales) for the like period in 2004.

   The effective income tax rate for the six month period ended May 31, 2005 was 37.1%, consistent with historical results.

Inflation

   The Company implemented a selling price increase for most of its product lines effective May 1, 2004, December 1, 2004 and June 17, 2005 in order to pass on increasing costs to its customers. While Juno believes that it generally has been successful in controlling the prices it pays for materials and passing on increased costs by increasing its prices, the Company may not have future success in limiting material price increases, reflecting any material price increases in the sales prices it charges its customers or offsetting such price increases through improved efficiencies.

Liquidity and Capital Resources

   During the six-month period ended May 31, 2005, operating activities provided cash flow of $2,564,000. Accounts receivable increased $8,460,000 primarily due to the increase in sales with customers (some associated with large buying groups) that are subject to extended payment terms. Inventory increased $3,329,000 in support of current and anticipated sales increases. Prepaid expenses and other current assets increased $362,000 primarily due to catalog and literature costs capitalized during the period and amounts recorded for refunds related to insurance policies. Accounts payable increased $1,222,000 as a result of increased inventory purchased in support of anticipated sales increases. Accrued liabilities decreased $1,562 primarily due to accruals for sales incentive programs and compensation settled in the first quarter of 2005, which were partially offset by increases in accruals for health insurance and royalties.

   Net cash used in investing activities amounted to $1,591,000 for the six-month period ending May 31, 2005, and was comprised of capital expenditures in support of operations.

      The net cash used in financing activities of $2,874,000 consisted primarily of principal payments on long-term debt of $3,772,000 and repayments on the revolver of $43,277,000 net of proceeds from the Revolving Credit Facility of $43,200,000.

   The Company's liquidity needs are expected to arise primarily from operating activities, servicing indebtedness and the payment of cash dividends on its outstanding Preferred Stock. As of May 31, 2005, the Company had cash of approximately $439,000, short-term borrowings of $2,300,000 under the Revolving Credit Facility, letter of credits in the amount of $2,100,000, the current portion of long-term debt of $1,438,000 and total long-term debt of approximately $190,878,000. The Company's principal source of cash to fund its liquidity needs will be its available cash, net cash from operating activities and borrowings under the Revolving Credit Facility. The maximum available credit under the Revolving Credit Facility was $25,600,000 as of May 31, 2005. The Company believes these sources will be adequate to meet its anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on its existing indebtedness for at least the next 12 months. However, the Company may not generate sufficient cash flow from operations or have future working capital borrowings available in an amount sufficient to enable it to service its indebtedness, pay cash dividends or to make necessary capital expenditures.

   Borrowings under the Credit Agreement bear interest, at the Company's option, at a rate per annum equal to either the Eurodollar Rate (the London interbank offered rate for eurodollar deposits as adjusted for statutory reserve requirements) or the greater of (a) the Prime Rate, and (b) the daily weighted average of the Federal Funds Rate plus .5%, plus variable applicable percentages as defined in the Credit Agreement. At May 31, 2005, the interest rates for the First Lien Loan and Second Lien Loan were 5.70% and 8.79%, respectively. Interest rates are reset periodically based upon the Company's LIBOR elections. It is the Company's expectation that interest rates will continue to rise in the near term; however, the Company believes its derivative financial instruments will effectively mitigate any material impact on the company's results of operations over the life of those instruments resulting from rising interest rates. Interest on the First Lien Loan and Second Lien Loan is payable in separate quarterly installments through maturity of November 2010 and May 2011, respectively.

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

   As of May 31, 2005, 1,060,000 shares of the Company's Series A preferred stock and 3,500 shares of the Company's Series B preferred stock were outstanding. The Company's amended and restated certificate of incorporation (the "Amended Certificate of Incorporation") provides a stated amount (or liquidation preference) of $109.93 per share for the Series A preferred stock and $99.57 per share for the Series B preferred stock. Shares of the Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $19.42 per share of common stock to be issued. Accrued but unpaid cash dividends on Preferred Stock are convertible into shares of the Company's common stock at a conversion price of $26.25 per share of common stock to be issued. Accrued but unpaid cash dividends cannot be converted until expiration of the deferred dividend due date described below.

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

Other Matters

   This document contains various forward-looking statements. Statements in this document that are not historical are forward-looking statements. Such statements are subject to various risks and uncertainties that could cause actual results to vary materially from those stated. Such risks and uncertainties include: economic conditions generally; interest rates; levels of construction and remodeling activities; the ability to improve manufacturing and operating efficiencies; disruptions in manufacturing or distribution; product and price competition; raw material prices; the ability to develop and successfully introduce new products; technology changes; patent issues; exchange rate fluctuations; risks that the Merger will not be completed; risks that regulatory or stockholder approval may not be obtained for the Merger; legislative or regulatory developments that could have the effect of delaying or preventing the Merger; the effect of the announcement of the proposed Merger on customer relationships, operating results and business generally, including the ability to retain key employees; and other risks and uncertainties. The Company undertakes no obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Subsequent Events

   The Merger Agreement. On June 29, 2005, the Company entered into an Agreement and Plan of Merger with Square D, Merger Sub, and solely for the purposes of Article IV and Section 9.12 of the Merger Agreement, Schneider Electric SA. The Merger Agreement contemplates that, subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company, with the Company continuing after the merger as the surviving corporation and a wholly owned subsidiary of Square D.

   Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of common stock of the Company will be converted into the right to receive U.S. $44.00 in cash, each outstanding share of the Company's Series A convertible preferred stock will be converted into the right to receive U.S. $249.07 in cash (equal to U.S. $44.00 multiplied by the number of shares of common stock into which each share of preferred stock is convertible) and each outstanding share of the Company's Series B convertible preferred stock will be converted into the right to receive U.S. $225.60 in cash (equal to U.S. $44.00 multiplied by the number of shares of common stock into which each share of preferred stock is convertible), in each case without interest and less any applicable withholding tax. Immediately prior to the closing of the transaction, the Company will pay the cash dividend required by the Company's certificate of incorporation to the holders of the preferred stock in the amount of the accumulated but unpaid dividends on those shares. The board of directors has unanimously approved the Merger Agreement.

   The Merger Agreement contains representations and warranties the parties made to each other as of specific dates. The assertions embodied in those representations and warranties were made solely for purposes of the contract between the Company and Square D and may be subject to important qualifications and limitations agreed to by the parties in connection with negotiating its terms. Moreover, certain representations and warranties may not be accurate or complete as of any specified date because they are subject to a contractual standard of materiality different from those generally applicable to shareholders or were used for the purpose of allocating risk between the parties rather than establishing matters as facts. For the foregoing reasons, investors should not rely on the representations and warranties as statements of factual information. The foregoing description of the Merger Agreement is not complete and is qualified in its entirety by the terms and conditions of the Merger Agreement, which is incorporated herein by reference.

   The Management Sale Incentive Plan. Concurrent with approving the Merger Agreement, the board of directors approved and adopted the Management Incentive Plan on June 29, 2005. The Management Incentive Plan allows the board of directors to grant cash awards to certain management employees, including named executive officers, to reward them for their performance in the sale of the Company and to provide a financial incentive to such individuals to remain in the long-term employ of the Company. Eight employees are eligible to participate in the Management Incentive Plan, and the maximum aggregate amount of awards payable under the Management Incentive Plan is

$3.15 million. Pursuant to the terms of the Management Incentive Plan, if the following executive officers either remain in their employment with the Company for one year after the Merger or are terminated by the Company for other than cause or terminate their employment for good reason (as those terms are defined in the Management Incentive Plan), they will be eligible to receive cash awards as follows: T. Tracy Bilbrough, President and Chief Executive Officer, $750,000; Glenn R. Bordfeld, Executive Vice President and Chief Operating Officer, $600,000; George J. Bilek, Executive Vice President, Chief Financial Officer, Secretary and Treasurer, $600,000; William Allen Fromm, Executive Vice President, Operations, $600,000; and Charles F. Huber, Senior Vice President, Engineering and Product Management, $180,000. Payment of awards due under the Management Incentive Plan will be made, less applicable withholding, within ten days following the earlier of the anniversary of the Merger and the termination of the participant's employment by the Company for other than cause or by the participant for good reason. This description of the Management Incentive Plan is qualified in its entirety by the terms and conditions of the Management Incentive Plan, which is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

   The Severance Pay Plan for Designated Employees. Concurrent with approving the Merger Agreement, the board of directors also approved and adopted the Severance Plan on June 29, 2005. The Severance Plan generally provides that if a participant's employment is terminated (other than for cause or by the participant for good reason, as those terms are defined in the Severance Plan) during the two-year period after completion of the Merger, such participant will be entitled to severance payments and other benefits composed of the following: (i) two times the sum of the participant's annual base salary and annual incentive bonus under the Company's 2003 Incentive Compensation Plan for the year immediately preceding the year in which the severance occurs (but not less than the amount paid pursuant to the terms of that plan in effect immediately prior to the Merger), (ii) the participant's target annual incentive bonus pursuant to the Company's 2003 Incentive Compensation Plan that would have otherwise been payable for the year in which the severance occurred, prorated, if applicable, to reflect a partial year of employment, (iii) group health insurance premiums for up to two years if the participant has timely elected COBRA coverage, (iv) life insurance coverage for two years and (v) up to $15,000 in outplacement services. To be eligible for payments and benefits under the Severance Plan, participants must execute a waiver and release of claims satisfactory to the Company. All payments under the Severance Plan will be made, less applicable withholding and less any amounts paid to the participant pursuant to the Worker Adjustment and Retraining Notification Act (and any similar statute or regulation), generally within 45 days after the participant's termination of employment. The following executive officers are participants in the Severance Plan: Mr. Bilbrough, Mr. Bordfeld, Mr. Bilek, Mr. Fromm and Mr. Huber. Five other employees are also participants under the Severance Plan. This description of the Severance Plan is qualified in its entirety by the terms and conditions of the Severance Plan, which is filed as Exhibit 10.3 hereto, and is incorporated herein by reference.

   The Termination Agreement. In connection with the proposed Merger, on June 29, 2005, the Company entered into the Termination Agreement with Fremont Partners, L.L.C., pursuant to which the Management Services Agreement, dated June 30, 1999, by and between the Company and Fremont Partners, L.L.C. shall be terminated and of no further effect (other than certain provisions, including those relating to indemnification by the Company of Fremont Partners, L.L.C.) no later than the consummation of the Merger. The Termination Agreement also includes a mutual release of claims by the Company and Fremont Partners, L.L.C. This description of the Termination Agreement is qualified in its entirety by the terms and conditions of the Termination Agreement, which is incorporated herein by reference.

   The Stockholders Voting Agreement. In connection with the execution of the Merger Agreement, the Company's majority stockholders, the Fremont Stockholders, entered into the Stockholders Voting Agreement with Square D, pursuant to which, among other things, the Fremont Stockholders agreed with Square D to vote in favor of the Merger and agreed not to dispose of any of the Company's common or preferred stock prior to the consummation of the Merger. The Stockholders Voting Agreement will terminate upon the earlier of the consummation of the Merger or the termination of the Merger Agreement, or upon mutual agreement of Square D and the Fremont Stockholders. This description of the Stockholders Voting Agreement is qualified in its entirety by the terms and conditions of the Stockholders Voting Agreement, which is incorporated herein by reference.

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

   In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. FAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The implementation of FAS 154 is not expected to have a material impact on the Company's consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks arising from changes in interest rates.    The Company entered into two pay-fixed interest rate swaps during August 2004 designated as cash flow hedges with an outstanding notional principal amount of $107 million as of May 31, 2005 expiring November 2006. These swaps serve as a means to mitigate the risk of rising interest rates in future periods by converting certain portions of the Company's First Lien Loan and Second Lien Loan into fixed rate debt.

   The Company recorded a gain due to the change in fair value of the swaps of approximately $900,000 during the six months ended May 31, 2005, deferred in other comprehensive income net of tax (approximately $540,000). None of the change in fair value was excluded from the assessment of hedge effectiveness and none was reclassified into earnings due to discontinuance of hedge accounting. The amount of hedge ineffectiveness during the period was approximately $19,000 and was recorded as a reduction of interest expense.

   The Company entered into two interest rate swap agreements in fiscal 2001 (notional amounts of $30 million pay-fixed rate swap (expired April 2003) and $60 million (terminated July 2004) pay-floating rate swap), which resulted in a net unrealized loss of $539,000 for the quarter ended May 31, 2004 and a net unrealized loss of $429,000 for the six months ended May 31, 2004. These derivatives did not qualify for hedge accounting. Accordingly, the net impact was recorded as other income on the consolidated statement of income for the quarter and six months ended May 31, 2004. The Company entered into these agreements to reduce the risk of adverse changes in variable interest rates on certain of the long-term debt.

   The estimated fair value of long-term debt, including current maturities, was approximately $207.6 million and $222.0 million as of May 31, 2005 and November 30, 2004, respectively, based on a discounted cash flow analysis. Current quoted market rates for these financial instruments were unavailable.

   The Company manufactures its products in the United States and Canada and sells products in those markets. Additionally, the Company contracts for the manufacturing of certain products from a third party whose facilities are located in Mexico. The Company's operating results could be affected by changes in foreign currency exchange rates or weak economic conditions in Canada. To manage this exposure, the Company closely monitors the working capital requirements of its Canadian subsidiaries and to the extent possible maintains their monetary assets in U.S. dollar instruments. The Company does not actively hedge its foreign currency translation risk. At May 31, 2005 total assets invested in Canada were $14,980,000.

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

   During 2004, the Company's Independent Registered Public Accounting Firm reported to the Audit Committee certain matters involving internal controls considered to be significant deficiencies. During the three months ended May 31, 2005, management has continued certain corrective measures to (1) improve and document accounting policies and procedures, (2) identify and understand prospective changes in generally accepted accounting principles, and (3) train accounting personnel on complex accounting topics.

   There have been no changes in internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds - None.

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders

(a	)	The Company held it's annual meeting of stockholders on April 26, 2005.
(b	)	The Company's stockholders elected the following persons to serve as directors: Robert Jaunich II,
		Mark Williamson, T. Tracy Bilbrough, Michael Froy, Edward LeBlanc, Richard Marshuetz and John Murphy.
(c	)	The following table shows the votes that were cast with respect to the election of directors;
		Nominee		Votes in Favor	Votes Withheld

		Robert Jaunich II		8,188,062	146,501
		Mark Williamson		8,188,062	146,501
		T. Tracy Bilbrough		8,189,362	145,201
		Michael Froy		8,189,957	144,606
		Edward LeBlanc		8,228,264	106,299
		Richard Marshuetz		8,230,970	103,593
		John Murphy		8,230,970	103,593
(d	)	The Company's stockholders approved the adoption of the amendment to the Juno Lighting, Inc. 1999 Stock Award and Incentive Plan.
(e	)	The following table shows the votes that were cast with respect to the Juno Lighting, Inc. 1999
		Stock Award and Incentive Plan:
		Votes in Favor	Votes Against	Abstentions	Non-Votes

		7,548,662	291,204	493,565	1,132
(f	)	The Company's stockholders approved the appointment of PricewaterhouseCoopers LLP as independent registered public accountants of the Company for fiscal 2005.
(g	)	The following table shows the votes that were cast with respect to the appointment of
		PricewaterhouseCoopers LLP as independent registered public accountants of the Company for fiscal 2005.
		Votes in Favor	Votes Against	Abstentions	Non-Votes

		8,236,446	90,602	6,383	1,132

Item 5.   Other Information - Not applicable

Item 6. Exhibits

2.1

Agreement and Plan of Merger by and among Square D Company, Hera Acquisition Corp., Schneider Electric SA and Juno Lighting, Inc., dated as of June 29, 2005, filed as Exhibit 2.1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on July 1, 2005.

10.1

Termination Agreement, dated as of June 29, 2005, by and between Juno Lighting, Inc. and Fremont Partners, L.L.C., filed as Exhibit 10.1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on July 1, 2005.

10.2	Management Sale and Incentive Plan

10.3	Severance Pay Plan for Designated Employees

31.1	Rule 13a-14(a) certification of Chief Executive Officer

31.2	Rule 13a-14(a) certification of Chief Financial Officer

32.1	Section 1350 certification of Chief Executive Officer

32.2	Section 1350 certification of Chief Financial Officer

99.1

Stockholders Voting Agreement, dated as of June 29, 2005, by and among Square D Company, Fremont Investors I, L.L.C., Fremont Partners I CS, L.L.C. and Fremont Partners, L.L.C., filed as Exhibit 99.1 to the Company's Current Report on Form 8-K (SEC File No. 0-11631) filed with the Securities and Exchange Commission on July 1, 2005.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JUNO LIGHTING, INC.

By	/s/ George J. Bilek

George J. Bilek, Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer and Duly
Authorized Officer of the Registrant)

Dated: July 14, 2005

Exhibit 10.2

JUNO LIGHTING, INC.
MANAGEMENT SALE
INCENTIVE PLAN

1. Purpose.

     The purposes of the Juno Lighting, Inc. Management Sale Incentive Plan are to reward the performance of certain key employees of the Company (as defined below) in connection with the sale of the Company and to provide a financial incentive to such individuals to remain in the long-term employ of the Company following such sale.

2. Definitions.

     The following terms, as used herein, shall have the following meanings:

     (a) "AAA" shall have the meaning provided in Section 6(h).

     (b) "Anniversary Date" shall have the meaning provided in Section 4(c).

     (c) "Applicable Participants" shall have the meaning provided in Section 6(h).

     (d) "Award" shall mean an award of cash granted pursuant to the Plan in a form substantially similar to that set forth on Exhibit "A" hereto.

     (e) "Beneficiary" shall mean the person or persons designated by the Participant as the Participant's Beneficiary under the Plan, or if no person is specifically designated, the Participant's estate.

     (f) "Board" shall mean the Board of Directors of the Company.

     (g) "Cause" shall have the meaning provided in Section 5.

     (h) "Change in Control" shall have the meaning set forth in Section 4(e).

     (i) "Committee" shall mean the Compensation Committee of the Company.

     (j) "Common Stock" shall mean common stock, par value $0.001 per share, of the Company.

     (k) "Company" shall mean Juno Lighting, Inc, a corporation organized under the laws of the State of Delaware, or any successor corporation.

     (l) "Disability" shall mean permanent disability as determined pursuant to the Company's long-term disability plan or policy, in effect at the time of such disability.

     (m) "Dispute" shall have the meaning provided in Section 6(h).

     (n) "Effective Date" shall have the meaning provided in Section 6(f).

     (o) "Good Reason" shall have the meaning provided in Section 5.

     (p) "Participant" shall mean the individuals listed on Exhibit "B" hereto, as may be amended by the Board from time to time.

     (q) "Plan" shall mean the Juno Lighting, Inc. Management Sale Incentive Plan.

     (r) "Rules" shall have the meaning provided in Section 6(h).

     (s) "Tier 1 Bonus Pool" shall mean an amount not less than $2.1 million; provided, that the Tier 1 Bonus Pool shall increase by $150,000 for each whole dollar by which the per share fair market value of Common Stock as of the effective date of a Change in Control, exceeds $42 per share as determined by the Committee, up to a maximum of $52 per share (resulting in a maximum Tier 1 Bonus Pool for Tier 1 Participants of not more than $3.6 million).

     (t) "Tier 2 Bonus Pool" shall mean an amount not less than $450,000; provided that the Tier 2 Bonus Pool shall increase in accordance with the figures set forth under Tier 2 of Exhibit "C" for each whole dollar increase in the fair market value of Common Stock as determined by the Committee as of the effective date of a Change in Control, to a maximum of $52 per share (resulting in a maximum Tier 2 Bonus Pool for Tier 2 Participants of not more than $2.3 million).

     (u) "Tier 1 Participant" shall have the meaning provided in Section 4(a).

     (v) "Tier 2 Participant" shall have the meaning provided in Section 4(b)

3. Administration.

     The Plan shall be administered by the Committee. The Committee shall have the authority in its sole discretion, to interpret the terms and provisions of the Plan and the Award Agreements granted hereunder, to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan. All decisions, determinations and interpretations of the Committee shall be final and binding on all persons, including the Company and the Participant (or any person claiming any rights under the Plan from or through any Participant).

4. Awards.

     The Board may, but shall not be obligated to, grant Awards to one or more of the Participants in accordance with the following terms and conditions:

     a) With respect to each Participant listed under Tier 1 of Exhibit "B" hereto (a "Tier 1 Participant"), a cash amount equal to the applicable percentage of the Tier 1 Bonus Pool set forth under Tier 1 of Exhibit "C" hereto, which amount shall be payable in accordance with the terms and conditions set forth in Exhibit A.

     b) With respect to each Participant listed under Tier 2 of Exhibit "B" hereto (a "Tier 2 Participant"), a cash amount equal to the applicable amount set forth under Tier 2 of Exhibit "C" hereto, which amount shall be payable in accordance with the terms and conditions set forth in Exhibit A.

     c) Subject to Section 5 hereof, no Award shall be paid or payable unless the Participant remains in the employ of the Company or its successor for a period not less than one year following a Change in Control (the "Anniversary Date").

     d) Subject to the terms of this Plan, Awards shall be paid within ten days of the Anniversary Date.

     e) A change in control ("Change in Control") will be deemed to have occurred as of the date of the consummation of a transaction which any person or entity, other than Fremont Partners or its affiliates, becomes the beneficial owner, directly or indirectly, of securities of the Company (not including any securities acquired directly from the Company or its affiliates other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of the combined voting power of the Company's then outstanding securities.

5. Termination of Employment.

     Subject to the terms of this Section 5, a Participant whose employment with the Company terminates prior to the Anniversary Date by reason of (i) termination by the Company for Cause, (ii) voluntary resignation, (iii) death, (iv) Disability, or (v) retirement shall forfeit his or her right to receive any payment of the Award. In the event of a Participant's death or Disability following the Anniversary Date, any Award payable to the Participant at the time of death shall be paid to the Participant's Beneficiary.

     An Award granted to a Participant shall be payable in full within 10 days following the earlier of (i) the Anniversary Date; provided that the Participant is employed by the Company on the Anniversary Date or (ii) the date the Participant's employment is terminated (A) by the Company without Cause or (B) by the Participant for Good Reason, following the occurrence of a Change in Control but prior to the Anniversary Date.

     For purposes of this Plan, "Cause" for termination by the Company of the Participant's employment shall mean a good faith determination by the Board that the Participant has engaged in (i) the commission of a felony or crime involving moral turpitude, (ii) willful failure to follow the lawful direction of the Board, (iii) willful breach of duties with the intent to benefit personally therefrom, or (iv) gross neglect of duties. For purposes of this definition, no act, or failure to act, on the Participant's part shall be deemed "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that the Participant's act, or failure to act, was in the best interest of the Company. The Participant must receive a written notice of intent to terminate employment for "cause" from the Company that sets forth the details of such termination. The Participant shall have 30 days thereafter to cure same.

     For purposes of this Plan, "Good Reason" for termination of employment by the Participant's shall mean, without the Participant's consent (i) a material reduction in the Participant's compensation or benefits, (ii) a material adverse change in duties, title, status, position or reporting responsibilities; provided, however, that a reduction in duties, title, status, position or reporting responsibilities solely by virtue of the Company no longer being publicly held or by virtue of being acquired and made part of another entity (as, for example, when the Chief Financial Officer of the Company remains as such following a Change in Control but is not made the Chief Financial Officer of the acquiring corporation) shall not constitute Good Reason, or (iii) a requirement by the Company that Participant move outside of the Chicago metropolitan area. The Company must receive 30-days advance written notice from the Participant of an intent to terminate employment for Good Reason. Such notice shall set forth the details of such termination. The Company shall have 30 days thereafter to cure same.

6. General Provisions.

     (a) No Right To Continued Employment. Nothing in the Plan shall confer upon any employee the right to continue in the employ of the Company or to interfere with or limit in any way the right of the Company to terminate any employee's employment.

     (b) Withholding Taxes. Where a Participant or a Beneficiary is entitled to receive a cash payment pursuant to the Plan, the Company shall withhold from that cash payment the amount of any taxes (Federal, international, state or local) that the Company will be required to withhold before delivery to such Participant or Beneficiary.

     (c) Amendment, Termination and Duration of the Plan. The Board may at any time and from time to time alter, amend, suspend, or terminate the Plan or any outstanding Award, in whole or in part, provided that no such alteration, amendment, suspension or termination of a Award that results in a reduction of benefits to the Participant, may be made without such Participant's written consent (other than a termination of an Award consistent with Section 5 hereof).

     (d) Participant Rights. No employee shall have any claim to receive any Award under the Plan, and there is no obligation for uniformity of treatment of employees under the Plan.

     (e) Governing Law. The Plan and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Illinois without giving effect to the conflict of laws principles thereof.

     (f) Effective Date. The Plan shall take effect on the date of its adoption by the Company (the "Effective Date"). The Plan, and all Awards granted thereunder, shall expire on the first anniversary of the Effective Date if a Change in Control has not occurred within such one-year period.

     (g) Unfunded Status. The Plan is intended to constitute an "unfunded" plan for incentive compensation.

     (h) Mandatory Arbitration. Any dispute, controversy or claim of any kind arising out of, relating to or in connection with, the Plan, any Award or the breach, termination or validity thereof ("Dispute") shall be finally and exclusively settled by arbitration conducted in Des Plaines, Illinois in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association ("AAA") then in effect (the "Rules"). If the Dispute involves a controversy of $1,000,000 or less, the arbitration shall be conducted before a tribunal composed of one arbitrator jointly selected by the Company on the one hand and all Participants who are parties to the arbitration (the "Applicable Participants") on the other hand within thirty (30) days of service of respondent(s) demand for arbitration. If the Company and the Applicable Participants are unable to select an arbitrator within thirty (30) days, the AAA shall appoint the arbitrator using the listing, striking and ranking procedures in the Rules (with the Company acting as one party and the Applicable Participants acting collectively as the other party for such purpose). If the Dispute involves a controversy of more than $1,000,000, the arbitration shall be conducted before a tribunal composed of three arbitrators. The Company shall appoint one arbitrator, and the Applicable Participants shall collectively appoint one arbitrator, in each case within thirty (30) days of service on respondent(s) of a demand for arbitration. The two arbitrators so appointed shall jointly appoint the third arbitrator within twenty (20) days of the appointment of the second arbitrator. The third arbitrator shall serve as the chairperson of the tribunal. If the appointment of any arbitrator is not timely effected, then, upon the request of any of the Company or the Applicable Participants, the AAA shall appoint the arbitrator or the chairperson, as the case may be, using the listing, striking and ranking procedures in the Rules. The Company and the Applicable Participants shall use their best efforts to hold the arbitration hearing as expeditiously as possible and, if possible, within three months following the appointment of the arbitrators. The arbitrator(s) shall not be permitted to award punitive damages. The award shall be in writing and shall state the facts and legal conclusions upon which it is based. The award shall be final and binding upon the Company and the Applicable Participants, and shall be the sole and exclusive remedy between the Company and the Applicable Participants regarding any claims, counter-claims, issues, or accounting presented to the arbitral tribunal. Judgment upon any award may be entered in any court having jurisdiction thereof. All Disputes to be resolved under this Section shall be resolved in a confidential manner. The arbitrator(s) shall agree to hold any information received during the arbitration in the strictest of confidence and shall not disclose to any non-party to the arbitration the existence, contents or results of the arbitration or any other information about such arbitration. Neither the Company nor any Applicable Participant shall disclose or permit the disclosure of any information about the evidence adduced or the documents produced by the other party to the arbitration proceedings or about the existence, contents or results of the proceeding except as may be required by a governmental authority or as required in an action in aid of arbitration or for enforcement of an arbitral award. Before making any disclosure permitted by the preceding sentence, the party to the arbitration intending to make such disclosure shall give the other party or parties to the arbitration reasonable written notice of the intended disclosure and afford the other party or parties to the arbitration a reasonable opportunity to protect its interests.

     (i) Submission to Jurisdiction. Each of the Company and the Participants irrevocably consents and agrees that (a) any action brought to compel arbitration or in aid of arbitration in accordance with the terms of the Plan and (b) any action confirming and entering judgment upon any arbitration award may be brought in the state or federal courts of the State of Illinois, and, by execution and delivery of the applicable Award, each of the Company and the Participants hereby submits to and accepts for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts.

EXHIBIT A

CASH INCENTIVE AWARD

     This Award as of [l] (the "Grant Date") has been granted to [l] (the "Participant") pursuant to the Juno Lighting, Inc. Management Sale Incentive Plan (the "Plan"), upon the terms and subject to the conditions hereinafter contained. Capitalized terms used but not defined herein shall have the meanings assigned to them in the Plan. Where there is a conflict between the terms of the Agreement and the terms of Plan, the terms of the Plan shall govern.

     1. Award. The Participant is hereby granted an Award in the amount equal to [[x] percent of the Tier 1 Bonus Pool] [100% of the Tier 2 Bonus Pool] as determined in accordance with the terms of the Plan.

     2. Payment Terms. Subject to the terms of the Plan, no Award shall be paid or payable unless the Participant remain in the employ of the Company or its successor for a period not less than one year following a Change in Control (the "Anniversary Date"). Awards shall be paid within ten days following the Anniversary Date.

     3. Termination of Employment.

     Subject to the terms of Section 5 of the Plan, a Participant whose employment with the Company terminates prior to the Anniversary Date shall forfeit his or her right to receive any payment of the Award. In the event of a Participant's death or Disability, any Award payable to the Participant at the time of death shall be paid to the Participant's Beneficiary.

     An Award granted to a Participant shall be payable in full upon the earlier of (i) 10 days following the Anniversary Date, or (ii) termination of Participant's employment by the Company without Cause or by the Participant for Good Reason at any time following a Change in Control.

     Notwithstanding anything herein to the contrary, the Award shall expire upon the first anniversary of the Effective Date of the Plan if a Change in Control has not occurred within that one-year period.

     4. General Provisions.

     (a) No Right To Continued Employment. Nothing in the Plan or this Award shall confer upon the Participant the right to continue in the employ of the Company or to interfere with or limit in any way the right of the Company to terminate the Participant's employment.

     (b) Withholding Taxes. The Company shall have the right to withhold from any cash payment made pursuant to this Award, the amount of any taxes that the Company may be required to withhold before delivery to the Participant or his or her Beneficiary.

     (c) Amendment and Termination of Award. The Company may at any time and from time to time alter, amend, suspend or terminate all or any part of this Award prior to payment, provided that no such alteration, amendment, suspension or termination of a Award that results in a reduction of benefits to the Participant, may be made without such Participant's written consent (other than a termination of an Award consistent with Section 5 of the Plan).

     (d) Governing Law. The Plan, this Award, and all determinations made and actions taken pursuant hereto shall be governed by the laws of the State of Illinois without giving effect to the conflict of laws principles thereof.

     (e) Mandatory Arbitration. Any dispute, controversy or claim of any kind arising out of, relating to or in connection with, the Plan, any Award or the breach, termination or validity thereof ("Dispute") shall be finally and exclusively settled by arbitration conducted in Des Plaines, Illinois in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association ("AAA") then in effect (the "Rules"). If the Dispute involves a controversy of $1,000,000 or less, the arbitration shall be conducted before a tribunal composed of one arbitrator jointly selected by the Company on the one hand and all Participants who are parties to the arbitration (the "Applicable Participants") on the other hand within thirty (30) days of service of respondent(s) demand for arbitration. If the Company and the Applicable Participants are unable to select an arbitrator within thirty (30) days, the AAA shall appoint the arbitrator using the listing, striking and ranking procedures in the Rules (with the Company acting as one party and the Applicable Participants acting collectively as the other party for such purpose). If the Dispute involves a controversy of more than $1,000,000, the arbitration shall be conducted before a tribunal composed of three arbitrators. The Company shall appoint one arbitrator, and the Applicable Participants shall collectively appoint one arbitrator, in each case within thirty (30) days of service on respondent(s) of a demand for arbitration. The two arbitrators so appointed shall jointly appoint the third arbitrator within twenty (20) days of the appointment of the second arbitrator. The third arbitrator shall serve as the chairperson of the tribunal. If the appointment of any arbitrator is not timely effected, then, upon the request of any of the Company or the Applicable Participants, the AAA shall appoint the arbitrator or the chairperson, as the case may be, using the listing, striking and ranking procedures in the Rules. The Company and the Applicable Participants shall use their best efforts to hold the arbitration hearing as expeditiously as possible and, if possible, within three months following the appointment of the arbitrators. The arbitrator(s) shall not be permitted to award punitive damages. The award shall be in writing and shall state the facts and legal conclusions upon which it is based. The award shall be final and binding upon the Company and the Applicable Participants, and shall be the sole and exclusive remedy between the Company and the Applicable Participants regarding any claims, counter-claims, issues, or accounting presented to the arbitral tribunal. Judgment upon any award may be entered in any court having jurisdiction thereof. All Disputes to be resolved under this Section shall be resolved in a confidential manner. The arbitrator(s) shall agree to hold any information received during the arbitration in the strictest of confidence and shall not disclose to any non-party to the arbitration the existence, contents or results of the arbitration or any other information about such arbitration. Neither the Company nor any Applicable Participant shall disclose or permit the disclosure of any information about the evidence adduced or the documents produced by the other party to the arbitration proceedings or about the existence, contents or results of the proceeding except as may be required by a governmental authority or as required in an action in aid of arbitration or for enforcement of an arbitral award. Before making any disclosure permitted by the preceding sentence, the party to the arbitration intending to make such disclosure shall give the other party or parties to the arbitration reasonable written notice of the intended disclosure and afford the other party or parties to the arbitration a reasonable opportunity to protect its interests.

     (f) Submission to Jurisdiction. Each of the Company and the Participants irrevocably consents and agrees that (a) any action brought to compel arbitration or in aid of arbitration in accordance with the terms of the Plan and (b) any action confirming and entering judgment upon any arbitration award may be brought in the state or federal courts of the State of Illinois, and, by execution and delivery of the applicable Award, each of the Company and the Participants hereby submits to and accepts for itself and in respect of its property, generally and unconditionally, the non-exclusive jurisdiction of the aforesaid courts.

Juno Lighting, Inc.
By:	______________________
Name:
Title:

Participant:
By:	______________________
Name:

EXHIBIT B

PLAN PARTICIPANTS

Tier 1 Participants

Glenn Bordfeld
George Bilek
Al Fromm
Don Pannier
Chick Huber
Rich Stam
Ed Laginess

Tier 2 Participants

Tracy Bilbrough

B-1

EXHIBIT C

AWARDS

Tier 1 Participants

Glenn Bordfeld -	25% of the Tier 1 Bonus Pool
George Bilek -	25% of the Tier 1 Bonus Pool
Al Fromm -	25% of the Tier 1 Bonus Pool
Don Pannier -	10% of the Tier 1 Bonus Pool
Chick Huber -	7.5% of the Tier 1 Bonus Pool
Rich Stam -	5% of the Tier 1 Bonus Pool
Ed Laginess -	2.5% of the Tier 1 Bonus Pool

Tier 2 Participants

Tracy Bilbrough -	$450,000 at $42 per share of Company Common Stock
$600,000 at $43 per share of Company Common Stock
$750,000 at $44 per share of Company Common Stock
$900,000 at $45 per share of Company Common Stock
$1,100,000 at $46 per share of Company Common Stock
$1,300,000 at $47 per share of Company Common Stock
$1,500,000 at $48 per share of Company Common Stock
$1,700,000 at $49 per share of Company Common Stock
$1,900,000 at $50 per share of Company Common Stock
$2,100,000 at $51 per share of Company Common Stock
$2,300,000 at $52 per share of Company Common Stock

C-1

Exhibit 10.3

JUNO LIGHTING, INC. SEVERANCE PAY PLAN FOR
DESIGNATED EMPLOYEES

1. PURPOSE OF THE PLAN

     The purpose of the Juno Lighting, Inc. Severance Pay Plan for Designated Employees is to provide severance benefits to certain key employees of Juno Lighting, Inc. whose employment is terminated under the circumstances described below.

2. DEFINITIONS

     The following terms, as used herein, shall have the following meanings:

     (a) "AAA" shall have the meaning provided in Section 6(a).

     (b) "Applicable Participants" shall have the meaning provided in Section 6(a).

     (c) "Beneficiary" shall mean the person or persons designated by the Participant as the Participant's Beneficiary under the Plan, or if no person is specifically designated, the Participant's estate.

     (d) "Board" shall mean the Board of Directors of the Company.

     (e) "Cause" for termination by the Company of the Participant's employment shall mean a good faith determination by the Board that the Participant has engaged in (i) the commission of a felony or crime involving moral turpitude, (ii) willful failure to follow the lawful direction of the Board, (iii) willful breach of duties with the intent to benefit personally therefrom, or (iv) gross neglect of duties. For purposes of this definition, no act, or failure to act, on the Participant's part shall be deemed "willful" unless done, or omitted to be done, by the Participant not in good faith and without reasonable belief that the Participant's act, or failure to act, was in the best interest of the Company. The Participant must receive a written notice of intent to terminate employment for "cause" from the Company that sets forth the details of such termination. The Participant shall have 30 days thereafter to cure same.

     (f) "Change in Control" shall mean the date of the consummation of a transaction in connection with which any person or entity, other than Fremont Partners or its affiliates, becomes the beneficial owner, directly or indirectly, of securities of the Company (not including any securities acquired directly from the Company or its affiliates other than in connection with the acquisition by the Company or its affiliates of a business) representing 50% or more of the combined voting power of the Company's then outstanding securities.

     (g) "COBRA" shall mean the Consolidated Omnibus Reconciliation Act of 1985, as amended.

     (h) "Committee" shall mean the Compensation Committee of the Company.

     (i) "Common Stock" shall mean common stock, par value $0.001 per share, of the Company.

     (j) "Company" shall mean Juno Lighting, Inc., a corporation organized under the laws of the State of Delaware, or any successor corporation.

     (k) "Disability" shall mean permanent disability as determined pursuant to the Company's long-term disability plan or policy, in effect at the time of such disability.

     (l) "Dispute" shall have the meaning provided in Section 6(a).

     (m) "Effective Date" shall have the meaning provided in Section 7(k).

     (n) "Good Reason" for termination of employment by the Participant's shall mean, without the Participant's consent (i) a material reduction in the Participant's compensation or benefits, (ii) a material adverse change in duties, title, status, position or reporting responsibilities; provided, however, that a reduction in duties, title, status, position or reporting responsibilities solely by virtue of the Company no longer being publicly held or by virtue of being acquired and made part of another entity (as, for example, when the Chief Financial Officer of the Company remains as such following a Change in Control but is not made the Chief Financial Officer of the acquiring corporation) shall not constitute Good Reason, or (iii) a requirement by the Company that Participant move outside of the Chicago metropolitan area. The Company must receive 30-days advance written notice from the Participant of an intent to terminate employment for Good Reason. Such notice shall set forth the details of such termination. The Company shall have 30 days thereafter to cure same.

     (o) "Notice Period" shall have the meaning provided in Section 7(b).

     (p) "Participant" shall mean the individuals listed on Exhibit "A" hereto, as may be amended by the Board from time to time.

     (q) "Plan" shall mean the Juno Lighting, Inc. Severance Pay Plan For Designated Employees.

     (r) "Severance" shall mean the termination of a Participant's employment with the Company (i) by the Company other than for Cause, death or Disability at any time during the term of this Plan or (ii) by the Participant for Good Reason based on an event occurring within two (2) years following a Change in Control.

     (s) "Severance Benefits" shall have the meaning provided in Section 4(b)

     (t) "Severance Date" shall mean the date on which the Participant incurs a Severance.

     (u) "Severance Payment" shall have the meaning provided in Section 4(a).

     (v) "Release of Claims" shall have the meaning provided in Section 4.

     (w) "Rules" shall have the meaning provided in Section 6(a).

3. ADMINISTRATION

     The Plan shall be administered by the Committee. The Committee shall have the authority in its sole discretion, to interpret the terms and provisions of the Plan, to administer the Plan and to exercise all the powers and authorities either specifically granted to it under the Plan or necessary or advisable in the administration of the Plan. All decisions, determinations and interpretations of the Committee shall be final and binding on all persons, including the Company and the Participant (or any person claiming any rights under the Plan from or through any Participant).

4. BENEFITS

     Subject to the Participant's executing and, if applicable, not revoking, a waiver and release of claims satisfactory to the Company substantially in the form attached hereto as Exhibit B (the "Release of Claims"), a Participant who incurs a Severance shall, in accordance with the terms of this Plan, be entitled to receive the benefits set forth under Sections 4(a) and (b), as follows:

          (a) Severance Payment. A lump sum cash payment, in lieu of any other severance payment or similar right or benefit otherwise payable to or on behalf of the Participant pursuant to the terms of any other plan or agreement of the Company or any subsidiary thereof, in an amount equal to the sum of (i) two (2) times (x) the Participant's annual base salary as in effect immediately prior to the Severance Date (or, if greater, immediately prior to the Change in Control) plus (y) the Participant's annual incentive bonus paid or payable pursuant to the Juno Lighting, Inc. 2003 Incentive Compensation Plan for the plan year ended immediately preceding the year in which the Severance Date occurs (in an amount not less than the amount payable under such incentive plan pursuant to its terms as in effect immediately prior to the Change in Control) and (ii) the Participant's target annual incentive bonus that would have otherwise been payable pursuant to the terms of the Juno Lighting, Inc. 2003 Incentive Compensation Plan with respect to the plan year in which the Severance Date occurred had the Participant remained in the employ of the Company through the normal payment date, prorated to the Severance Date based on the ratio of the number of days during the plan year prior to the Severance Date and the total number of days in the plan year (collectively, the "Severance Payment").

          (b) Severance Benefits.

          (i) Provided the Participant timely elects COBRA coverage and is not otherwise eligible for medical benefits from another source, the Company shall pay, on the Participant's behalf, his or her group health insurance premiums, including coverage for the Participant's eligible dependants that were enrolled immediately prior to the Severance Date, for a period not to exceed the shorter of (x) the period during which the Company is obligated to provide COBRA coverage pursuant to applicable law or (y) two (2) years following the Severance Date. The Participant will advise the Company promptly upon the Participant becoming eligible for medical benefits from another source, and, if such occurs, the Company's obligation to pay the Participant's COBRA premiums will cease.

          (ii) The Company shall pay the Participant's life insurance coverage at the same level as was provided for the Participant immediately prior to the Severance Date (or, if greater, as of immediately prior to the Change in Control) for a period not to exceed two (2) years following the Severance Date.

          (iii) The Company shall provide outplacement services to the Participant up to an amount not to exceed $15,000.

          Benefits payable under this Section 4(b) shall be collectively referred to as "Severance Benefits".

          (c) Payment. The Severance Payment will be paid in a single lump sum within forty-five (45) days after the Participant's termination date (but no earlier than eight (8) days after the employee returns the executed waiver and release) and shall be reduced by such amounts as may be required under all applicable federal, state, local or other laws or regulations to be withheld or paid over with respect to such payment (or any other payments hereunder) including, but not limited to, any amounts paid to the Participant pursuant to the Worker Adjustment and Retraining Notification Act and any similar state or local statute or regulation.

5. PLAN MODIFICATION OR TERMINATION

     The Plan may be amended or terminated by the Board, or a duly appointed committee of the Board, at any time; provided, however, that for a two-year period following the consummation of a Change in Control, the Plan may not be amended or terminated in a manner that reduces or otherwise adversely affects any Participant's rights or benefits hereunder unless the prior written consent of the Participant is first obtained.

6. MANDATORY ARBITRATION

     (a) Any dispute, controversy or claim of any kind arising out of, relating to or in connection with, the Plan or termination or validity thereof ("Dispute") shall be finally and exclusively settled by arbitration conducted in Des Plaines, Illinois in accordance with the National Rules for the Resolution of Employment Disputes as promulgated by the American Arbitration Association ("AAA") then in effect (the "Rules"). If the Dispute involves a controversy of $1,000,000 or less, the arbitration shall be conducted before a tribunal composed of one arbitrator jointly selected by the Company on the one hand and all Participants who are parties to the arbitration (the "Applicable Participants") on the other hand within thirty (30) days of service of respondent(s) demand for arbitration. If the Company and the Applicable Participants are unable to select an arbitrator within thirty (30) days, the AAA shall appoint the arbitrator using the listing, striking and ranking procedures in the Rules (with the Company acting as one party and the Applicable Participants acting collectively as the other party for such purpose). If the Dispute involves a controversy of more than $1,000,000, the arbitration shall be conducted before a tribunal composed of three arbitrators. The Company shall appoint one arbitrator, and the Applicable Participants shall collectively appoint one arbitrator, in each case within thirty (30) days of service on respondent(s) of a demand for arbitration. The two arbitrators so appointed shall jointly appoint the third arbitrator within twenty (20) days of the appointment of the second arbitrator. The third arbitrator shall serve as the chairperson of the tribunal. If the appointment of any arbitrator is not timely effected, then, upon the request of any of the Company or the Applicable Participants, the AAA shall appoint the arbitrator or the chairperson, as the case may be, using the listing, striking and ranking procedures in the Rules. The Company and the Applicable Participants shall use their best efforts to hold the arbitration hearing as expeditiously as possible and, if possible, within three months following the appointment of the arbitrators. The arbitrator(s) shall not be permitted to award punitive damages. The award shall be in writing and shall state the facts and legal conclusions upon which it is based. The award shall be final and binding upon the Company and the Applicable Participants, and shall be the sole and exclusive remedy between the Company and the Applicable Participants regarding any claims, counter-claims, issues, or accounting presented to the arbitral tribunal. Judgment upon any award may be entered in any court having jurisdiction thereof. All Disputes to be resolved under this Section shall be resolved in a confidential manner. The arbitrator(s) shall agree to hold any information received during the arbitration in the strictest of confidence and shall not disclose to any non-party to the arbitration the existence, contents or results of the arbitration or any other information about such arbitration. Neither the Company nor any Applicable Participant shall disclose or permit the disclosure of any information about the evidence adduced or the documents produced by the other party to the arbitration proceedings or about the existence, contents or results of the proceeding except as may be required by a governmental authority or as required in an action in aid of arbitration or for enforcement of an arbitral award. Before making any disclosure permitted by the preceding sentence, the party to the arbitration intending to make such disclosure shall give the other party or parties to the arbitration reasonable written notice of the intended disclosure and afford the other party or parties to the arbitration a reasonable opportunity to protect its interests.

     (b) Submission to Jurisdiction. Each of the Company and the Participants irrevocably consents and agrees that (a) any action brought to compel arbitration or in aid of arbitration in accordance with the terms of the Plan and (b) any action confirming and entering judgment upon any arbitration award may be brought in the state or federal courts of the State of Illinois.

7. GENERAL PROVISIONS

     (a) No Assignment. Except as otherwise provided herein or by law, no right or interest of any Participant under the Plan shall be assignable or transferable, in whole or in part, either directly or by operation of law or otherwise, including without limitation by execution, levy, garnishment, attachment, pledge or in any manner; no attempted assignment or transfer thereof shall be effective; and no right or interest of any Participant under the Plan shall be liable for, or subject to, any obligation or liability of such Participant. When a payment is due under this Plan to a Participant who is unable to care for his or her affairs, payment may be made directly to his or her legal guardian or personal representative.

     (b) Reduction of Severance Amount. If the Company is obligated pursuant to applicable law, including without limitation, pursuant to the Worker Adjustment and Retraining Notification Act and any similar state or local statute or regulation, or by virtue of being a party to a contract (but not pursuant to any severance or termination plan) to pay severance pay, a termination indemnity, notice pay or the like or if the Company is obligated by law to provide advance notice of separation ("Notice Period"), then any Severance Payment hereunder shall be reduced by the amount of any such severance pay, termination indemnity, notice pay or the like, as applicable, and by the amount of any compensation received during any Notice Period to the maximum extent permitted by law.

     (c) No Right of Continued Employment. Neither the establishment of the Plan, nor any modification thereof, nor the creation of any fund, trust or account, nor the payment of any benefits shall be construed as giving any Participant, or any person whomsoever, the right to be retained in the service of the Company, and all Participants shall remain subject to discharge to the same extent as if the Plan had never been adopted.

     (d) Severability. If any provision of this Plan shall be held invalid or unenforceable, such invalidity or unenforceability shall not affect any other provisions hereof, and this Plan shall be construed and enforced as if such provisions had not been included.

     (e) Indemnification Agreement. Notwithstanding anything herein to the contrary, nothing in this Plan is intended to modify or terminate the Company's obligations under any indemnity agreement entered into between a Participant and the Company.

     (f) Successors. This Plan shall be binding upon and shall inure to the benefit of and be enforceable by the Company and its successors and assigns, and by each Participant and by the personal and legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees of each Participant. If any Participant shall die while any amount would still be payable to such Participant (other than amount which, by their terms, terminate upon the death of the Participant), all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Plan to the executors, personal representatives or administrators of the Participant's estate as if the Participant had continued to live.

     (g) Headings. The headings and captions herein are provided for reference and convenience only, shall not be considered part of the Plan, and shall not be employed in the construction of the Plan.

     (h) Unfunded Status of Plan. The Plan shall not be funded. No Participant shall have any right to, or interest in, any assets of any Company which may be applied by the Company to the payment of benefits or other rights under this Plan.

     (i) Notices. All notices and all other communications provided for in this Plan (i) shall be in writing, (ii) shall be hand delivered, sent by first class mail, certified or registered with return receipt requested, addressed, in the case of the Company, to Juno Lighting, Inc. 1300 South Wolf Road, Des Plaines, Illinois, 60018, Attention: Chief Financial Officer and in the case of a Participant, to the last known address of such Participant, or by transmission of a fax and (iii) shall be effective when delivered, if hand delivered; three (3) days after mailing by first class mail, certified or registered with return receipt requested; and 24 hours after transmission of a fax.

     (j) Governing Law. This Plan shall be construed and enforced according to the laws of the State of Illinois (without regard to its principle of conflict of laws) to the extent not preempted by Federal law, which shall otherwise control.

     (k) Effective Date. The Plan shall take effect on the date of its adoption by the Company (the "Effective Date"). The Plan shall expire on the first anniversary of the Effective Date if a Change in Control has not occurred within such one-year period.

EXHIBIT A

PLAN PARTICIPANTS

Tracy Bilbrough
Glenn Bordfeld
George Bilek
Al Fromm
Don Pannier
Chick Huber
Rich Stam
Ed Laginess
Charlie Stover
Michael Dwyer

A-1

EXHIBIT B

JUNO LIGHTING, INC. SEVERANCE PAY PLAN
FOR DESIGNATED EMPLOYEES

WAIVER AND RELEASE

     In exchange for the severance benefits to be provided to me under the Juno Lighting, Inc. Severance Pay Plan For Designated Employees (the "Plan"), which I acknowledge I am not otherwise entitled to receive, I knowingly and voluntarily agree to this waiver and release of claims ("Waiver and Release").

1.	In signing this Waiver and Release, I hereby waive and release any and all claims that I may ever have had or that I now have against the following persons and organizations: (the "Released Parties").
2.

I understand and agree that, in signing this Waiver and Release, I am waiving and releasing any and all claims of whatever nature, known and unknown, suspected or unsuspected, that I now have or that I may ever have had against the Released Parties, including but not limited to:

a.	Claims of age discrimination under the federal Age Discrimination in Employment Act, as amended ("ADEA");

b.

Claims of race, color, sex, national origin and religious discrimination in employment under Title VII of the Civil Rights Act of 1964, as amended, or the Civil Rights Act of 1866, 42 U.S.C. Section 1981, as amended;

c.	Claims of disability discrimination under the Americans with Disabilities Act;

d.	Claims arising under the Family and Medical Leave Act, or any similar state or local statute, ordinance or regulation;

e.	Claims arising under the Worker Adjustment and Retraining Notification Act of 1988, as amended, or any similar state or local statute, ordinance or regulation;

f.	Claims arising under the Employee Retirement Income Security Act of 1974, as amended;

g.	Claims of discrimination in employment or retaliation under any federal, state or local statute, ordinance, regulation, or constitution;

h.	Claims of breach of contract or other duty or claims for paid time off, bonuses, incentive compensation or other benefits; and

i.	Any common law or statutory claims of wrongful discharge and any other common law tort or statutory claims.
3.	Notwithstanding the foregoing, it is understood and agreed that I am not waiving:
a.	Claims filed under any state workers' compensation law;

b.	Ordinary claims for accrued and vested benefits under the Company's pension and savings plans; or

c.	Ordinary claims for benefits under the Company's life insurance and health care plans.

I agree and understand that this Waiver and Release will be binding not only on me but also on my heirs, administrators, and assigns with respect to the claims covered by this Waiver and Release. As of the date of my signing of this Waiver and Release, I have made no assignment of any claims against any Released Party. Notwithstanding the provisions of Section 1542, and for the purpose of implementing a full and complete release, I understand and agree that this Waiver and Release is intended to include all claims, if any, which I may have and which I do not now know or suspect to exist in my favor against the Released Parties and I understand and agree that this Agreement extinguishes those claims.

4.

Nothing in this Waiver and Release shall be construed to prohibit me from communicating with or participating in any administrative proceeding before the Equal Employment Opportunity Commission, the Securities or Exchange Commission, or taking any other action protected under any federal, state or local law. I acknowledge, however, that I am specifically waiving all rights to recover any further damages under any such proceeding, action or law including but not limited to lost wages and benefits, lost pay, damages for emotional distress, punitive damages, reinstatement, attorneys' fees or costs.

5.	This Waiver and Release shall be governed by the laws of the State of Illinois, to the extent such laws are not preempted by applicable federal law.

6.

I understand that I am waiving rights I may have under the ADEA and the Older Workers Benefit Protection Act. I acknowledge that, at the time I was given this Waiver and Release, I was informed in writing by my employer that I had at least forty-five (45) days in which to consider whether I would sign this Waiver and Release. I also acknowledge that, at the time I was given this Waiver and Release, I was informed in writing that I should consult with an attorney before signing this Waiver and Release. I have had an opportunity to consult with an attorney and have either had such consultations or have made a knowing, voluntary and uncoerced decision to sign this Waiver and Release without consulting with legal counsel. Finally, if I am age forty (40) or older, I acknowledge that, at the time I was given this Waiver and Release, I was informed in writing of the unit or group of individuals covered by this offering, any eligibility factors for the program and any applicable time limits, as well as the job titles and ages of all individuals eligible or selected for this offering and the ages of all individuals in the same job classification or organizational unit who are not eligible for or were not selected for the offering.

7.

I acknowledge that I am signing this Waiver and Release no earlier than my last day of active employment with the Company and no later than the later of (a) the effective date of my termination of employment or (b) forty-five (45) days after the date I was provided with a copy of this Waiver and Release and the summary plan description for the Plan. I acknowledge that I have been informed that I may revoke my acceptance of this Waiver and Release by delivering a letter to the Plan Administrator, within seven (7) days of the date of my signature. I understand that this Waiver and Release will not become effective until the eighth (8) day following my signature. I understand and intend that, in the event I do not revoke my acceptance of this Waiver and Release within the seven-day period described in this paragraph, this Waiver and Release will be legally binding and enforceable.

Name (Print)	Social Security Number

Signature	Date

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

Date: July 14, 2005

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

EX-1

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

Date: July 14, 2005

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

EX-1

Exhibit 32.1

I, T. Tracy Bilbrough, Chief Executive Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended May 31, 2005, as filed with the Securities and Exchange Commission on July 14, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 14, 2005

/s/ T. Tracy Bilbrough
T. Tracy Bilbrough
Chief Executive Officer

EX-1

Exhibit 32.2

I, George J. Bilek, Chief Financial Officer of Juno Lighting, Inc. certify that:

1. The quarterly report on Form 10-Q for the quarter ended May 31, 2005, as filed with the Securities and Exchange Commission on July 14, 2005, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 14, 2005

/s/ George J. Bilek
George J. Bilek
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer

EX-1